Form 10-Q
period 1998-06-30
YOUNG AMERICA CORP
filed 1998-08-14
CIK 1058951

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          -----------------------------

                                    FORM 10-Q

              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

             / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM_______TO_______


                        Commission File Number 333-49749

                            YOUNG AMERICA CORPORATION
             (Exact name of registrant as specified in its charter)

            MINNESOTA                                     41-1892816
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

               717 FAXON ROAD, YOUNG AMERICA, MINNESOTA 55397-9481 (Address of principal executive office) (Zip Code)

       Registrant's telephone number, including area code: (612) 467-1102

                          YOUNG AMERICA HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

            MINNESOTA                                    41-0983697
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

               717 FAXON ROAD, YOUNG AMERICA, MINNESOTA 55397-9481 (Address of principal executive office) (Zip Code)

       Registrant's telephone number, including area code: (612) 467-1102

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   XX             No

 The number of shares outstanding of the registrant's common stock as of August 14, 1998, was 1,916,784.

                          YOUNG AMERICA HOLDINGS, INC.
                            YOUNG AMERICA CORPORATION

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1998

                                      INDEX


                                                                                               PAGE

PART I.  FINANCIAL INFORMATION
         Item 1.   Financial Statements

              a)   Consolidated Statements of  Operations
                   for the Three and Six Months Ended June 30, 1998, and 1997 ....................1

              b)   Consolidated Balance Sheets
                   as of June 30, 1998, and December 31, 1997.....................................2

              c)   Consolidated Statements of Cash Flow
                   For the Six Months Ended June 30, 1998, and 1997 ..............................3

              d)   Notes to Consolidated  Financial Statements....................................4

        Item 2.    Management's Discussion and Analysis of Financial
                   Condition and Results of Operations ..........................................10


PART II. OTHER INFORMATION

         Item 1.   Legal Proceedings ............................................................13

         Item 2.   Changes in Securities & Use of Proceeds ......................................13

         Item 3.   Defaults Upon Senior Securities ..............................................13

         Item 4.   Submission of Matters to a Vote of Security Holders ..........................13

         Item 5.   Other Information ............................................................13

         Item 6.   Exhibits and Reports on Form 8-K .............................................13


SIGNATURES ......................................................................................14

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements


                          YOUNG AMERICA HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                           (IN THOUSANDS, UNAUDITED)

                                                          Three Months Ended                   Six Months Ended
                                                               June 30,                             June 30,
                                                        1998            1997                  1998             1997
                                                        ----            ----                  ----             ----
Revenues                                              $ 58,130         $39,761              $108,760         $92,407
Cost of revenues:
   Rebates, postage and freight                         42,568          25,736                77,461          57,902
   Processing and servicing                             12,086           7,974                23,382          18,351
                                                      ---------        --------             ---------        --------
             Gross profit                                3,476           6,051                 7,917          16,154
Operating expenses:
   Selling                                               1,496           1,219                 2,920           2,612
   General and administrative                            1,384           2,097                 2,562           4,996
                                                      ---------        --------             ---------        --------
                                                         2,880           3,316                 5,482           7,608
                                                      ---------        --------             ---------        --------
             Operating income                              596           2,735                 2,435           8,546
Other income (expense):
   Interest expense                                     (2,359)              -                (4,745)              -
   Amortization of deferred financing costs                (94)              -                (3,422)              -
   Interest income                                         178             230                   414             488
   Other                                                  (187)              3                  (202)              3
                                                      ---------        --------             ---------        --------
                                                        (2,462)            233                (7,955)            491
                                                      ---------        --------             ---------        --------
Income (loss) before provision for income taxes         (1,866)          2,968                (5,520)          9,037
Benefit from income taxes                                 (681)              -                (2,033)              -
                                                      ---------        --------             ---------        --------
             Net income (loss)                        $ (1,185)        $ 2,968              $ (3,487)        $ 9,037
                                                      =========        ========             =========        ========

Unaudited pro forma net income:
   Income before provision for income taxes                            $ 2,968                               $ 9,037
   Pro forma income tax expense                                          1,098                                 3,344
                                                                       --------                              --------
             Pro forma net income                                      $ 1,870                               $ 5,693
                                                                       ========                              ========

                          YOUNG AMERICA HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT FOR SHARE DATA, UNAUDITED)


                                                                                     Pro Forma
                                                                                      June 30           June 30         December 31
                                                                                        1998              1998             1997
                                                                                        ----              ----             ----
                                     ASSETS
Current Assets:
   Cash and cash equivalents                                                         $  11,253         $  11,253         $  17,940
   Trade receivables, net                                                               15,210            15,210            11,482
   Supplies inventory                                                                      576               576               615
   Prepaid expenses                                                                        914               914               518
                                                                                     ---------         ---------         ---------
                        Total current assets                                            27,953            27,953            30,555
Property and Equipment, at cost:                                                        19,675            19,675            17,556
   Less accumulated depreciation                                                       (10,593)          (10,593)           (9,661)
                                                                                     ---------         ---------         ---------
                                                                                         9,082             9,082             7,895
Deferred Financing Costs                                                                 2,909             2,909             3,292
Deferred Income Taxes                                                                    2,033             2,033                --
                                                                                     ---------         ---------         ---------
                        TOTAL ASSETS                                                 $  41,977         $  41,977         $  41,742
                                                                                     =========         =========         =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
   Noncleared rebate items                                                           $  10,486         $  10,486         $   4,526
   Accounts payable                                                                      1,979             1,979             2,331
   Collections due to and advances from clients                                          4,004             4,004             3,548
   Deferred income taxes                                                                   410               410               417
   Accrued expenses
          Compensation                                                                   1,733             1,733             5,860
          Other                                                                          5,154             5,154             2,737
                                                                                     ---------         ---------         ---------
                        Total current liabilities                                       23,766            23,766            19,419
Bridge Facility                                                                             --                --            80,000
Senior Subordinated Notes                                                               80,000            80,000                --

Commitments and Contingencies (Note 3)

Redeemable Class A Common Stock, 339,096 shares issued and
outstanding (48,475 shares issued and outstanding on a pro forma
basis - see Note 1)                                                                      1,055             7,380             7,380

Stockholders' (Deficit) Equity:
   Class A common stock, par value $1 per share; 3,000,000 shares authorized,
      964,834 shares issued and outstanding (1,255,455 shares issued and                 1,255               965               965
      outstanding on a pro forma basis - see Note 1)
   Class B common stock, par value $1 per share; 1,500,000 shares authorized,
      and 442,884 shares issued and outstanding                                            443               443               443
   Class C common stock, par value $1 per share; 1,500,000 shares authorized,
      and 172,727 shares issued and outstanding                                            173               173               173
   Additional paid-in capital                                                           36,083            30,048            30,024
   Retained deficit                                                                   (100,798)         (100,798)          (96,662)
                                                                                     ---------         ---------         ---------
                                                                                       (62,844)          (69,169)          (65,057)
                                                                                     ---------         ---------         ---------
                        TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                  $  41,977         $  41,977         $  41,742
                                                                                     =========         =========         =========

                          YOUNG AMERICA HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS, UNAUDITED)

                                                                             Six Months Ended
                                                                                  June 30,
                                                                            1998            1997
                                                                            ----            ----
Operating Activities:
   Net (loss) income                                                     $ (3,487)        $  9,037
   Adjustments to reconcile net income (loss) to net cash
   (used in) provided by operating activities:
      Depreciation and amortization                                           966              670
      Amortization of deferred financing costs                              3,422               --
      Deferred income taxes                                                (2,040)              --
      Changes in operating assets and liabilities:
             Trade receivables                                             (3,728)          (3,146)
             Supplies inventory                                                39              486
             Prepaid expenses                                                (396)            (473)
             Non-cleared rebate items                                       5,960            2,272
             Accounts payable                                                (352)            (773)
             Collections due to and advances from clients                     456           (7,744)
             Accrued expenses                                              (1,710)             987
                                                                         --------         --------
             Net cash (used in) provided by operating activities             (870)           1,316
                                                                         --------         --------

Investing Activities
   Purchases of property and equipment                                     (2,151)          (1,082)
                                                                         --------         --------
             Net cash used in investing activities                         (2,151)          (1,082)
                                                                         --------         --------

Financing Activities:
   Repayments of Bridge Facility                                          (80,000)              --
   Proceeds of senior subordinated debt, net of transaction costs          76,959               --
   Proceeds from stock subscriptions                                           24               --
   Redemption of common stock                                                (649)
   Distributions paid to stockholders                                          --           (5,616)
                                                                         --------         --------
             Net cash used in financing activities                         (3,666)          (5,616)
                                                                         --------         --------
             Change in cash and cash equivalents                           (6,687)          (5,382)
Cash and Cash Equivalents:
   Beginning of period                                                     17,940           20,573
                                                                         --------         --------
   End of period                                                         $ 11,253         $ 15,191
                                                                         ========         ========

Supplemental Disclosures of Cash Flow Information:
   Cash payment for interest                                             $  2,410         $     --
                                                                         ========         ========

YOUNG AMERICA HOLDINGS, INC.
Notes to Consolidated Financial Statements
(in thousands, except share data - unaudited)

1. BASIS OF PRESENTATION - PRINCIPLES OF CONSOLIDATION

   The accompanying consolidated financial statements have been prepared by the Company and include the accounts of Young America Holdings, Inc. ("Holdings"), and its wholly-owned subsidiary, Young America Corporation ("YAC"), collectively, the "Company." All significant intercompany items have been eliminated. In the opinion of management, all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 1998, and for all periods presented, have been made.

   The accompanying unaudited pro forma consolidated balance sheet gives effect to the following events which occurred subsequent to June 30,1998:

         (i) The reclassification to Stockholders' Equity (Deficit) of $2,925 of Redeemable Class A Common Stock, outstanding at June 30, 1998, associated with the termination of the Put Agreement with Mr. Ecklund and replacement with an amended restated equity registration rights agreement, discussed in Note 5 to the consolidated financial statements for the year ended December 31, 1997, included in the Registration Statement of the Company on Form S-4, as amended (File No. 333-49749) (the "S-4 Registration Statement") (134,400 shares).

         (ii) The reclassification to Stockholders' Equity (Deficit) of $3,400 of Redeemable Class A Common Stock outstanding at June 30, 1998, associated with the termination of certain put rights of Mr. Weil in connection with the revision to Mr. Weil's employment agreement, discussed in Note 5 to the consolidated financial statements for the year ended December 31, 1997, included in the S-4 Registration Statement (156,221 shares).

   Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the information included in this Form 10-Q be read in conjunction with Management's Discussion and Analysis and the financial statements and notes thereto included in the Young America Holdings, Inc., Form S-4 Registration Statement.


2. DEBT
   On February 23, 1998, the Company's subsidiary, Young America Corporation ("YAC"), issued $80,000 of 11 5/8% Senior Subordinated Notes, due 2006 (the "Notes"). Interest on the Notes is payable semiannually in arrears on February 15 and August 15 of each year, beginning August 15, 1998. The net proceeds of the offering of the Notes, along with $5,391 in cash, were used to repay, in full, amounts outstanding under the Bridge Facility. In connection with the repayment of the Bridge Facility, the Company wrote off the $3,292 of the deferred financing costs reflected on the December 31, 1997, balance sheet.

   The Notes are unconditionally guaranteed, on an unsecured senior subordinated basis, by Holdings. The guarantee, which is full and unconditional and which is being provided on a joint and several basis with any future subsidiaries of YAC that become guarantors, is a general unsecured obligation of Holdings. Separate financial statements of YAC have not been presented as management has determined that they would not be material to investors given that (i) YAC is a wholly-owned subsidiary of Holdings, (ii) YAC holds and represents substantially all of the assets, liabilities, and operations of the consolidated entity, and (iii) Holdings has provided a full and unconditional guarantee of the Notes. The Notes are not redeemable prior to February 15, 2002, except as provided below. On or after such date, the Notes are redeemable, in whole or in part, at the option of YAC at the following redemption prices set forth herein, plus accrued and unpaid interest to the date of redemption set forth below:

                 2002.......................105.813%
                 2003.......................103.875
                 2004.......................101.938
                 2005 and thereafter .......100.000%

YOUNG AMERICA HOLDINGS, INC.
Notes to Consolidated Financial Statements - (Continued)
(in thousands, except share data - unaudited)


   In addition, at any time on or prior to February 15, 2001, YAC, at its option, may redeem, with the net cash proceeds of one or more equity offerings, up to 35% of the aggregate principal amount of the Notes at a redemption price equal to 111.625% of the principal amount thereof, plus accrued and unpaid interest thereon, if any, to the date of redemption; provided that at least 65% of the aggregate principal amount of the Notes remains outstanding immediately following such redemption. Additionally, upon a change of control (as defined), each holder of Notes will have the right to require YAC to repurchase such holder's Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the repurchase date.

   The Notes are not subject to sinking-fund requirements. The Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior indebtedness of the Company, including obligations under the New Credit Facility referred to hereinafter.

   The indenture, under which the Notes were issued, contains certain covenants with respect to YAC and any future subsidiaries that restrict, among other things, the incurrence of additional indebtedness, the payment of dividends and other restricted payments, the creation of certain liens, the use of proceeds from sales of assets and subsidiary stock, and transactions with affiliates. The indenture also restricts the Company's ability to consolidate or merge with or into, or to transfer all or substantially all of its assets to another entity.

   The Company has a revolving credit facility ("New Credit Facility") with Norwest Bank Minnesota, N.A. ("Norwest"), which provides for borrowings of up to $10.0 million, based on a borrowing base formula equal to 85% of Eligible Receivables (as defined in the New Credit Facility), and has a final maturity date of March 31, 2001. The New Credit Facility does not have any commitment reductions scheduled before maturity. Borrowings under the New Credit Facility will accrue interest, at the option of the Company, at either Norwest's base rate or at an interest rate equal to the London interbank rate for Eurodollar deposits for one-, two-, or three-month interest periods, plus 2.5%. The New Credit Facility is secured by a first-priority interest in accounts receivable and related general intangibles of YAC.



3. CONTINGENCIES
   Leases

   The Company has operating leases for warehouse space and equipment. The approximate future minimum payments under these obligations are as follows:

                       Years ending December 31:
                       1998 ........................ $5,052
                       1999 ........................ $5,454
                       2000 ........................ $4,617
                       2001 ........................ $2,083
                       2002 .......................... $760

YOUNG AMERICA HOLDINGS, INC.
Notes to Consolidated Financial Statements - (Continued)
(in thousands, except share data - unaudited)



   Guarantees

   Sweepstakes performance bonds are guaranteed for certain clients based on certain financial criteria. The Company had guaranteed approximately $7,600 and $6,200 in performance bonds for various clients, as of June 30, 1998, and December 31, 1997, respectively. The Company also obtains an indemnity agreement from these clients indemnifying the Company from obligations under the performance bonds.

   Prior to November 25, 1997, all of the capital stock of Holdings (formerly known as Young America Corporation) was owned by Jay F. Ecklund, its then Chairman and Chief Executive Officer, and certain trusts for the benefit of members of his family (the "Selling Shareholders"). On that date, Holdings effected a recapitalization (the "Recapitalization"), pursuant to a recapitalization agreement (the "Recapitalization Agreement") under which substantially all of Holdings' assets and business were transferred to a newly formed subsidiary, Young America Corporation, and Holdings changed its name to Young America Holdings, Inc. The following table presents summarized Statement of Operation information for Holdings and YAC for the six months ended June 30, 1998, and on a pro forma basis for the six months ended June 30, 1997, as if the guarantee structure had been in effect for such period; and summarized Balance Sheet information as of June 30, 1998, and December 31, 1997. The only substantial asset retained by Holdings in the Recapitalization was certain real property, which is leased to YAC, at cost, for use in its operations.


                                                 THREE MONTHS ENDED         SIX MONTHS ENDED
                                                      JUNE 30                    JUNE 30
                                                  1998       1997            1998       1997
                                                 -------    -------        --------    -------
Revenues:
  Holdings                                       $    39    $    --        $ 72,464    $    --
  YAC                                             58,130     39,761         108,760     92,407
  Intercompany elimination                           (39)        --         (72,464)        --
                                                 -------    -------        --------    -------
     Consolidated                                $58,130    $39,761        $108,760    $92,407
                                                 =======    =======        ========    =======

Gross Profit:
  Holdings                                       $    --    $    --        $     --    $    --
  YAC                                              3,437      6,051           7,839     16,154
  Intercompany elimination                            39         --              78         --
                                                 -------    -------        --------    -------
     Consolidated                                $ 3,476    $ 6,051        $  7,917    $16,154
                                                 =======    =======        ========    =======

Net (loss) income:
  Holdings                                       $     4    $    --        $      8    $    --
  YAC                                             (1,189)     2,968          (3,495)     9,037
                                                 -------    -------        --------    -------
     Consolidated                                $(1,185)   $ 2,968        $ (3,487)   $ 9,037
                                                 =======    =======        ========    =======

    YOUNG AMERICA HOLDINGS, INC.

   (in thousands, except share data - unaudited)


                                                              JUNE 30    DECEMBER 31
                                                               1998         1997
                                                              -------    -----------
Current Assets:
  Holdings                                                    $   365      $   357
  YAC                                                          27,588       30,198
  Intercompany elimination                                         --           --
                                                              -------      -------
     Consolidated                                             $27,953      $30,555
                                                              =======      =======

Noncurrent Assets:
  Holdings                                                    $ 2,590      $ 2,667
  YAC                                                          11,434        8,520
  Intercompany elimination                                         --           --
                                                              -------      -------
     Consolidated                                             $14,024      $11,187
                                                              =======      =======

Current Liabilities:
  Holdings                                                    $    --      $    --
  YAC                                                          23,766       19,419
  Intercompany elimination                                         --           --
                                                              -------      -------
     Consolidated                                             $23,766      $19,419
                                                              =======      =======

Noncurrent Liabilities:
  Holdings                                                    $(11,033)    $60,728
  YAC                                                         151,899       80,138
  Intercompany elimination                                    (60,866)     (60,866)
                                                              -------      -------
     Consolidated                                             $80,000      $80,000
                                                              =======      =======



Pursuant to the terms of the Recapitalization Agreement, Holdings made an additional payment of approximately $692 to the Selling Shareholders and certain employees of the Company during the second quarter of 1998. Such payment was based upon the final determination of total stockholders' equity (as defined therein) of Holdings as of October 31, 1997, and Holdings profits or losses (as defined) for the period ended on the date of Recapitalization. Also, in connection with the Recapitalization, Holdings is obligated to make additional payments to the former majority shareholders, subject to Holdings achieving certain targets defined in the Recapitalization Agreement. To the extent cumulative excess free cash flow (as defined in the Recapitalization Agreement) of the Company for the four-year period ending December 31, 2001, exceeds $93,000, Holdings is required to make an additional purchase price payment equal to 20% of such excess, subject to a maximum amount payable of $15,000. Under separate agreements with certain employees of the Company and the former majority shareholders, a portion of this additional purchase price payment will be payable to such individuals. Any payments made to management will result in compensation charges in the period the amount becomes determinable.

In connection with the Recapitalization, Holdings, BT Capital Partners, Inc. ("BTCP"), Ontario Teachers' Pension Plan Board ("OTPPB"), and Mr. Ecklund entered into an equity registration rights agreement (the "Equity Registration Rights Agreement"). The Equity Registration Rights Agreement grants the Stockholders' party thereto demand and incidental registration rights, with respect to shares of capital stock held by them, which rights will be exercisable at any time after an initial public offering of Holdings' Common Stock. In addition, BTCP may cause Holdings to conduct an initial public offering at any time following the sixth anniversary of the Recapitalization. The Equity Registration Rights Agreement contains customary terms and provisions with respect to the registration rights contained therein.

YOUNG AMERICA HOLDINGS, INC.
Notes to Consolidated Financial Statements - (Continued)
(in thousands, except share data - unaudited)


On November 25, 1997, the Company and Mr. Ecklund entered into a Put Option Agreement (the "Put Agreement"), whereby Mr. Ecklund was granted the right, at any time after the fifth anniversary of the date of the Put Agreement, to cause Holdings to redeem at fair market value all or any portion of Mr. Ecklunds' shares in Holdings (134,400 shares having a value of $2,925 at June 30, 1998). Under the Put Agreement, Holdings was not obligated to redeem Mr. Ecklund's shares if Holdings was then in default of a payment obligation under any of Holdings' indebtedness for borrowed money or if such redemption would result in a default under any such indebtedness. Since the Company could be required to redeem these shares in the future, and since such redemption would be outside Holdings' control, these outstanding shares are reported at fair market value in the accompanying consolidated balance sheet at June 30, 1998 and December 31, 1997 as Redeemable Class A Common Stock. At June 30, 1998 and December 31, 1997, these shares were valued at the same per share value determined at the date of the Recapitalization in November 1997. Future changes in per share value would cause the amount classified as Redeemable Common Stock to increase or decrease, with a corresponding change in Shareholders' Deficit.

In July 1998, Holdings and Mr. Ecklund terminated the Put Agreement and Holding and Mr. Weil terminated the rights of Mr. Weil under his Employee Stock Agreement to cause Holdings to purchase his shares if a termination event (as defined in the agreement) shall have occurred with respect to Mr. Weil. Certain stockholders of Holdings (including Mr. Ecklund and Mr. Weil) have entered into an amended and restated Equity Registration Rights Agreement that grants Mr. Ecklund new demand registration rights commencing after the fifth anniversary of the Recapitalization and grants Mr. Weil new demand registration rights if a termination event (as defined in the agreement) shall occur with respect to Mr. Weil. Under the amended and restated Equity Registration Rights Agreement, if Mr. Ecklund or Weil exercises his demand right with respect to all of his shares of Common Stock and any underwriter selected by Mr. Ecklund or Mr. Weil, as the case may be, advises Holdings that such underwriter cannot sell all such shares in such offering because such offering would not be large enough then Mr. Ecklund and Mr. Weil, as applicable, shall each have the right to require Holdings to sell in such offering newly issued shares of common stock representing up to 30% of its shares in any underwritten offering, as the case may be. In addition, if any underwriter advises Holdings that an offering of all of Mr. Ecklund's or Mr. Weil's shares, as the case may be, in addition to any other shares that are proposed to be registered under such registration statement (including shares to be offered and sold by Holdings), can not be consummated given the then current market conditions, then Mr. Ecklund's shares would be entitled to be sold before any shares sold by Holdings or by any other shareholder (including Mr. Weil) and Mr. Weil's shares would be entitled to be sold before any shares sold by Holdings or by any other shareholder (other than Mr. Ecklund). If Mr. Ecklund or Mr. Weil exercises a demand registration right at any time, certain shareholders of Holdings would have the right to purchase Mr. Ecklund's and/or Mr. Weil's shares, as the case may be, for their fair market value. As amended and restated, neither Mr. Ecklund nor Mr. Weil have any put rights with respect to shares of Holdings held by them.

Accordingly, at the date the new arrangements became operative, the amount previously classified as Redeemable Class A Common Stock was reclassified to Stockholders' Deficit. At June 30, 1998 and December 31, 1997, the aggregate value ascribed to the Redeemable Class A Common Stock for these shares was $6,325. This amount has been reclassified to Shareholders' Deficit in the accompanying unaudited pro forma consolidated balance sheet at June 30, 1998.

         Redeemable Class A Common Stock

Redeemable Class A Common Stock has been valued at the same per share price as the per share valuation at the date of the Recapitalization in November 1997. In the opinion of management, there has not been any change in the per share valuation since such date. In June 1998 a member of the Company's management and shareholder resigned. Such person's stock was redeemed at cost in July 1998.

YOUNG AMERICA HOLDINGS, INC.
Notes to Consolidated Financial Statements - (Continued)
(in thousands, except share data - unaudited)


4. RECENT ACCOUNTING PRONOUNCEMENTS

    Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," issued in March 1998, is effective for fiscal year, beginning after December 15, 1998. This statement provides guidance on accounting for the costs of computer software developed or obtained for internal use. The Company is currently analyzing the implementation of SOP 98-1 and does not believe it will have a material impact on the Company's financial condition or results of operations when the Company adopts it in the first quarter of 1999.

    During June 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display in the financial statements of total net income and the components of all other nonowner changes in equity, referred to as comprehensive income. The Company adopted SFAS No. 130 in the first quarter of 1998; comprehensive income (loss) is the same as reported net income (loss).

    During June 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures About Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 15, 1997. SFAS No. 131 requires disclosure of business and geographic segments in the consolidated financial statements of the Company. The Company adopted SFAS No. 131 in the first quarter of 1998 and the impact on the disclosures in its financial statements was not significant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

        Revenues. Revenues were $58.1 million in the second quarter of 1998, an increase of 46.2% over the comparable quarter of 1997. For the six months ended June 30, 1998, revenues were $108.8 million, 17.7% greater than the comparable period of the prior year. The increase in revenues in the second quarter was a result of (i) an increase in rebate revenues of $17.8 million, (ii) an increase in servicing revenues of $1.7 million. The combined increase of rebate and servicing revenues was offset in part by a decrease in postage and freight revenues ("PFR") of $1.1 million. The increase in revenues for the first two quarters was a result of (i) an increase in rebate revenues of $31.5 million offset by (ii) a decrease in PFR revenues of $13.1 million and (iii) a decrease in servicing revenues of $2.1 million. The increase in rebate revenues continues to result from the addition of new clients that conduct high-dollar value rebate programs. The reduction in PFR revenues continues to reflect the absence in 1998 of a large client program that ran in 1996 and experienced a significantly higher than anticipated response resulting in the shipment of high volumes of premium items during the first and into the second quarter of 1997. While that same client continues to place business with the Company, the client has elected not to run a similar large-scale program in 1998. The Company has replaced the servicing revenue from that client with programs from other existing and new clients. Servicing revenue from other clients increased 40% to $24.9 million in the first two quarters of 1998 from $17.8 million in the first two quarters of 1997.

        Gross Profit. The Company's gross profit declined to $3.5 million or 6.0% of revenues for the second quarter of 1998 as compared to $6.1 million, or 15.2% of revenues for the second quarter of 1997. Gross profits were $7.9 million or 7.3% of revenues in the first half of 1998 as compared to $16.2 million or 17.5% of revenues for the same period in 1997. The reduction in gross profit as a percentage of revenues in the second quarter and for the six months ended June 30, 1998 was the result of (i) a change in the mix of revenues as lower margin rebate revenues increased at a faster rate than the higher margin servicing revenues and postage and freight revenues and (ii) a continuation of increased expenses associated with increased capacities and capabilities in anticipation of market changes and requirements of existing and potential clients for technology-based services. The Company has taken measures to reduce some of these expenses as the continued delay of a major client program and lower than anticipated levels of consumer participation in certain existing client programs has limited the revenue growth in the servicing component of the Company's offerings. As a part of the cost-saving measures, the Company will be closing one outbound processing facility in Belle Plaine, Minnesota and one inbound processing facility in Albert Lea, Minnesota. As a result of the Company's strategy to enter into short-term leases, the Company will not incur additional expense under the Belle Plaine lease after August 31, 1998. The Albert Lea lease expires August 31, 1999; however, the Company is seeking to sublease the space for the remainder of the lease term. The operations of these facilities will be consolidated into the Company's other existing facilities during the third quarter of 1998. In addition, an organizational restructuring will also be completed in the beginning of the third quarter of 1998 that will consolidate the call center functions from the Young America, Minnesota call center into the Mankato, Minnesota and Oklahoma City, Oklahoma call centers. The Company anticipates the cost of these restructurings will not be significant. Although the current capacities are being reviewed, the higher level of expenses associated with increased technology based capacities and capabilities will continue. The Company also expects the major client program referred to above will not begin before the fourth quarter of 1998, and could be delayed into 1999.

         Operating Income. Operating income for the quarter ended June 30, 1998 decreased by $2.1 million to $.6 million from $2.7 million for the same period in 1997. As a percentage of revenues, operating income was 1.0% for the quarter ended June 30, 1998 compared with 6.9% for the same period of 1997. Year to date operating income was $2.4 million or 2.2% of revenues as compared to $8.5 million or 9.2% of revenues for the first six months of 1997. The reduction in the second quarter and year-to-date operating income was due to the decrease in gross profit only partially offset by a decrease in selling, general and administrative expenses of $0.4 million in the second quarter and $2.1 million year-to-date. Selling, general and administrative expenses in the first two quarters 1997 included $2.9 million of expense accruals associated with profit sharing and management bonuses. No such accruals are included in the first two quarters of 1998. On a comparative basis, excluding profit sharing and management bonuses expensed in the first two quarters of 1997, selling, general and administrative expenses in the first two quarters of 1998 increased by $.8 million from the same period in 1997. Much of the increase relates to increased sales and administrative support staff to service the requirements of the new and more complex client programs.

         Other Expense. The year-to-date other expense of $.2 million consists primarily of expenses attributable to the investigation of a potential acquisition which took place in the second quarter of 1998 and is no longer being pursued.

         Interest Expense. The second quarter interest expense of $2.4 million is principally accrued interest on the Company's Senior Subordinated Notes (the "Notes") due 2006 with a small cost resulting from fees associated with non-usage of its bank credit facility. Year-to-date interest of $4.7 million is principally interest on a senior bridge credit facility ("Bridge Facility") through the date of issuance of the Notes and on the Notes thereafter. Amortization of deferred financing costs of $.1 million in the second quarter of 1998 includes amortization of costs associated with the issuance of the Notes. Year-to-date amortization includes $3.3 million of costs associated with obtaining the Bridge Facility, which costs were fully amortized upon repayment of the Bridge Facility with proceeds of the Notes, and $.1 million of costs associated with the issuance of the Notes. With no interest bearing debt in the second quarter of 1997, the Company had no interest expense.

         Income Taxes. The Company recorded an income tax benefit of $.7 million for the second quarter of 1998, and $2.0 million year-to-date. Prior to the Recapitalization, the Company was an S corporation for income tax purposes. Accordingly, the Company did not accrue income tax expense on its historical financial statements. The statement of income for the period ended June 30, 1997 includes proforma net income information reflecting a pro forma provision for taxes of $1.1 million for the second quarter of 1997 and $3.3 million for the first two quarters of 1997, calculated at an assumed combined federal and state tax rate of 37% as if the termination of Holdings' status as an S corporation had occurred as of the beginning of 1997.


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998, no amounts were outstanding under the Company's $10 million credit facility (the "New Credit Facility") with Norwest Bank Minnesota, N.A. ("Norwest"), and the Company had a pro forma stockholders' deficit of $62.8 million, indebtedness of $80.0 million and net working capital of $4.2 million. In August 1998, the Company and YAC filed, with the SEC, a registration statement relating to an offer to exchange YAC's 11 5/8% Senior Subordinated Notes due 2006 for an equal aggregate principal amount of YAC's 11 5/8% Series B Senior Subordinated Notes due 2006 which are also guaranteed by the Company on a senior subordinated basis. The registration statement became effective August 6, 1998.

The Company historically financed its operations and capital expenditures principally through the retention of cash flow from operations after payment of distributions to shareholders primarily to permit them to meet tax obligations as a result of the Company being an S corporation prior to the Recapitalization. The Company had also maintained a working capital facility collateralized by accounts receivable and other assets. This line of credit was not utilized since mid-1996 and was terminated by the Company in connection with the Recapitalization. In April 1998 the Company finalized a new revolving credit facility as detailed below. The Company also operates facilities and technology-related equipment under operating leases with third parties. See Note 3 for a summary of Company commitments under such operating lease agreements.

For the six month period ended June 30, 1998 the Company's operations used cash of $.9 million. For the six-month period ended June 30, 1997, the Company's operations generated cash flow of $1.3 million. The Company's future cash flow from operations will continue to be reduced by (i) income taxes that the Company will be required to pay as a C corporation and (ii) interest that will be incurred on outstanding indebtedness, including the Notes. There were no distributions to shareholders in the first two quarters of 1998. Distributions of $5.6 million were made in the first two quarters of 1997.

The New Credit Facility, which provides for borrowings of up to $10.0 million based on a borrowing base formula equal to 85% of Eligible Receivables (as defined in the New Credit Facility) and has a final maturity date of March 31, 2001. The New Credit Facility does not have any commitment reductions scheduled before maturity. Borrowings under the New Credit Facility will accrue interest, at the option of the Company, at either Norwest's base rate or at an interest rate equal to the London interbank rate for Eurodollar deposits for one, two or three month interest periods plus 2.5%. There is a non-usage fee of .375% per annum. The New Credit Facility is secured by a first priority interest in accounts receivable and related general intangibles of YAC. The Senior Subordinated Notes bear interest at 11 5/8%, payable semiannually. For additional information with respect to the Notes, see Note 2 of the Unaudited Consolidated Financial Statements.

Capital expenditures for the six months ended June 30, 1998 and 1997 were $2.2 million and $1.1 million, respectively. Capital expenditures principally relate to purchases of leasehold improvements and warehousing and packaging equipment related to fulfillment services provided by the Company. The Company's capital expenditure budget for 1998 totals $2.6 million. This budget may be changed by the Company during 1998 based upon the Company's requirements during the year.

Prior to the Recapitalization, all of the capital stock of the Company was owned by J.F. Ecklund, its then Chairman and Chief Executive Officer, and certain trusts for the benefit of members of his family. Pursuant to the terms of the agreements relating to the Recapitalization, the Company made a payment of approximately $692,000 to Mr. Ecklund, such trusts, and certain employees of the Company in June 1998. In addition, following December 31, 2001, the Company is obligated to make additional payments, not to exceed $15 million, to Mr. Ecklund, such trusts and certain employees of the Company, subject to the Company achieving certain performance targets.

In compliance with certain state laws, the Company obtains performance bonds in connection with sweepstakes programs it manages on behalf of its clients. The Company is indemnified by its clients for any obligations on those performance bonds, and the cost to the Company of obtaining the performance bonds plus a markup is billed to the clients.

        The Company will rely mainly on internally generated funds, and to the extent necessary, borrowings under the New Credit Facility, to meet its liquidity needs. The Company also expects to continue to utilize operating leases to finance its needs for facilities and certain equipment. The Company believes that based on its the cash flow from operations together with existing cash and cash equivalents and available borrowings under the New Credit Facility the Company should be able to meet its liquidity requirements, including interest payments with respect to the Notes, for the next 12 months.

The Company's ability to pay principal and interest on the Senior Subordinated Notes and to satisfy its other debt obligations will depend upon its future operating performance, which performance will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond the control of the Company. The Company's ability to pay principal and interest on the Senior Subordinated Notes and to satisfy its other debt obligations will also depend upon the future availability of revolving credit borrowings under the New Credit Facility or any successor facility. Such availability is or may depend on, among other things, the Company meeting certain specified covenants and borrowing base prerequisites. The Company expects that, based on current and expected levels of operations, its operating cash flow, together with borrowings under the New Credit Facility, should be sufficient to meet its operating expenses, to make necessary capital expenditures and to service its debt requirements as they become due. If the Company is unable to service its indebtedness, it will be forced to take actions such as reducing operating expenses, reducing or delaying acquisitions and /or capital expenditures, selling assets, restructuring or refinancing its indebtedness (which could include the Senior Subordinated Notes), or seeking additional equity capital. There is no assurance that any of these remedies can be effected on satisfactory terms, if at all.

YEAR 2000 ISSUES

Many computer systems used today may be unable to interpret data correctly after December 31, 1999 because they allow only two digits to indicate the year in a date. The Company has been assessing this Year 2000 issue as it relates to its business, including interactions with vendors, clients, and others. The Company has formed a Year 2000 committee to coordinate and oversee the project. Given that the majority of the Company's system initiatives were commenced in recent years, the Company does not believe that it will be subject to any significant costs to modify or replace existing software or hardware to address Year 2000 issues.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         Not applicable.


ITEM 2. CHANGES IN SECURITIES & USE OF PROCEEDS

         Not applicable.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         Not applicable.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.


ITEM 5. OTHER INFORMATION

         Not applicable.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits as follows.




 EXHIBIT
 NUMBER                              DESCRIPTION
 -------                             -----------
    *3.1     Articles of Incorporation of Young America..................
    *3.2     Amended and Restated Articles of Incorporation of
             Holdings....................................................
    *3.3     Bylaws of Young America.....................................
    *3.4     Restated Bylaws of Holdings.................................
   *10.1     Recapitalization Agreement dated November 25, 1997 among
             Holdings, Jay F. Ecklund ("Ecklund"), John F. Ecklund 1995
             Irrevocable Trust, Sheldon McKensie Ecklund 1995 Irrevocable
             Trust, John F. Ecklund 1997 Irrevocable Trust, Sheldon
             McKensie Ecklund 1997 Irrevocable Trust, Jay F. Ecklund 1997
             Irrevocable Annuity Trust (the "Ecklund Trusts") and BTCP...
   *10.2     Escrow Agreement dated as of November 25, 1997 among
             Holdings, Ecklund, the Ecklund Trusts and Norwest Bank
             Minnesota, National Association, as Escrow Agent............
   *10.3     Put Option Agreement dated as of November 25, 1997 between
             Holdings and Ecklund........................................
   *10.4     Stock Purchase Agreement dated November 25, 1997 between
             Holdings and BTCP...........................................
   *10.5     Stock Purchase Agreement dated November 25, 1997 between
             Holdings and OTPPB..........................................
   *10.6     Stockholders' Agreement dated as of November 25, 1997 among
             Holdings, BTCP, OTPPB and Ecklund...........................
   *10.7     Amended and Restated Registration Rights Agreement dated as of July 31, 1998 among Holdings, BTCP, OTPPB and Ecklund....
   *10.8     Purchase Agreement dated as of February 18, 1998 among Young
             America, Holdings and BTAB..................................
   *10.9     Management Fee Agreement dated as of November 25, 1997 among
             Holdings, BTCP and OTPPB....................................
   *10.10    Stock Subscription and Repurchase Agreement dated November
             25, 1997 between Holdings and Charles D. Weil...............
   *10.11    Amendment to Stock Subscription and Repurchase Agreement
             dated as of February 23, 1998 between Holdings and Charles
             D. Weil.....................................................
   *10.12    Stock Subscription and Repurchase Agreement dated November
             25, 1997 between Holdings and L. Joseph Kulas...............
   *10.13    Employment Agreement dated November 24, 1997 between
             Holdings and Charles D. Weil................................
   *10.14    Employment Agreement dated August 1, 1996 between Holdings and L. Joseph Kulas.........................................
   *10.15    1997 Management Recognition, Transition and Equity Bonus
             Plan of Holdings dated November 25, 1997....................
   *10.16    Change in Control Agreement dated February 21, 1997 between
             Holdings and L. Joseph Kulas................................
   *10.17    Intentionally omitted.......................................
   *10.18    Credit Agreement dated April 7, 1998 between Young America and Norwest Bank Minnesota, National Association............
   *10.19    Change-in-Control Agreement dated as of February 21, 1997
             between Holdings and Frederick H. Stinchfield...............
   *10.20    Change-in-Control Agreement dated as of February 21, 1997
             between Holdings and David Q. Ferguson......................
   *10.21    Change-in-Control Agreement dated as of February 21, 1997
             between Holdings and Robert J. Beaudoin.....................
   *10.22    Intentionally omitted.......................................
   *10.23    Change-in-Control Agreement dated as of February 21, 1997
             between Holdings and Michael Larson.........................
   *10.24    Change-in-Control Agreement dated as of February 21, 1997
             between Holdings and Barbara Spiess.........................
   *10.25    Change-in-Control Agreement dated as of February 21, 1997
             between Holdings and Sharon Wagner..........................
   *10.26    Senior Credit Agreement dated as of November 25, 1997 among
             Young America, Holdings, the Lenders names therein and
             Bankers Trust Company.......................................
   *10.27    Non-Competition Agreement dated as of November 25, 1997
             among Holdings, Ecklund and the other individuals listed on the signature pages thereto.................................
   *10.28    Release and Indemnity Agreement dated as of November 21,
             1997 among Holdings, Ecklund, the Ecklund Trusts, Albert O.
             Foster, Jerome J. Jenko, Thomas O. Moe, and R. Gary St.
             Marie.......................................................
   *10.29    Form of Exchange Agent Agreement among Holdings, the Company and Marine Midland Bank.....................................
   *23.1     Consent of O'Sullivan Graev & Karabell, LLP (included in
             Exhibit 5.1)................................................
   *23.2     Consent of Arthur Andersen LLP..............................
   *23.3     Consent of McGladrey & Pullen, LLP..........................
   *23.4     Consent of Kaplan, Strangis and Kaplan, P.A. (included in
             Exhibit 5.2)................................................
   *24.1     Powers of Attorney (included on the signature pages)........
   *27.1     Financial Data Schedule.....................................
   *99.1     Form of Letter of Transmittal...............................
   *99.2     Form of Notice of Guaranteed Delivery.......................
   *99.3     Form of Letter to Brokers, Dealers, Commercial Banks, Trust
             Companies and Other Nominees................................
   *99.4     Form of Letter to Clients...................................

---------------
Above * items are incorporated by reference to Form S-4 filed by Young America and Holdings on August 6, 1998 (File Number 333-49749).

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                                                   Young America Corporation


         Date:  August 13, 1998                    By:  /s/  CHARLES D. WEIL
                                                      -----------------------




                                                   Young America Holdings, Inc.


         Date:  August 13, 1998                    By:  /s/  CHARLES D. WEIL
                                                      -----------------------
                                                   Name: Charles D. Weil
                                                   Title:   President