Form 10-Q
period 1998-09-30
YOUNG AMERICA CORP; YOUNG AMERICA HOLDINGS INC
filed 1998-11-17
CIK 1058951, 1058952

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

              The number of shares outstanding of the registrant's
                    common stock as of November 16, 1998, was
                                   1,911,960.

                          YOUNG AMERICA HOLDINGS, INC.
                            YOUNG AMERICA CORPORATION

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                      INDEX



PART I.  FINANCIAL INFORMATION                                             PAGE

    Item 1. Financial Statements

         a) Consolidated Statements of Operations for the Three and
            Nine Months Ended September 30, 1998, and 1997...................1

         b) Consolidated Balance Sheets as of September 30, 1998,
            and December 31, 1997............................................2

         c) Consolidated Statements of Cash Flow For the Nine Months
            Ended September 30, 1998, and 1997...............................3

         d) Notes to Consolidated Financial Statements.......................4

    Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations.............................10


PART II.   OTHER INFORMATION

    Item 1. Legal Proceedings...............................................14

    Item 2. Changes in Securities & Use of Proceeds.........................14

    Item 3. Defaults Upon Senior Securities.................................14

    Item 4. Submission of Matters to a Vote of Security Holders.............14

    Item 5. Other Information...............................................14

    Item 6. Exhibits and Reports on Form 8-K................................14


SIGNATURES..................................................................15

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                          YOUNG AMERICA HOLDINGS, INC.
                      Consolidated Statements of Operations
                            (in thousands, unaudited)

                                                      Three Months Ended          Nine Months Ended
                                                         September 30,              September 30,
                                                   -----------------------     -----------------------
                                                      1998          1997          1998          1997
                                                   ---------     ---------     ---------     ---------
Revenues                                           $  53,640     $  43,026     $ 162,400     $ 135,433
Cost of revenues:
   Rebates, postage and freight                       38,142        26,073       115,603        83,975
   Processing and servicing                           12,559        11,036        35,941        29,387
                                                   ---------     ---------     ---------     ---------
     Gross profit                                      2,939         5,917        10,856        22,071
Operating expenses:
   Selling                                             1,535         1,402         4,455         4,014
   General and administrative                          1,286         2,150         3,848         7,146
                                                   ---------     ---------     ---------     ---------
                                                       2,821         3,552         8,303        11,160
                                                   ---------     ---------     ---------     ---------
     Operating income                                    118         2,365         2,553        10,911
Other income (expense):
   Interest expense                                   (2,379)           (4)       (7,123)           (4)
   Amortization of deferred financing costs              (99)         --          (3,523)         --
   Other income, net                                     101            39           313           530
                                                   ---------     ---------     ---------     ---------
                                                      (2,377)           35       (10,333)          526
                                                   ---------     ---------     ---------     ---------
Income (loss) before provision for income taxes       (2,259)        2,400        (7,780)       11,437
Benefit from income taxes                               (836)         --          (2,869)         --
                                                   ---------     ---------     ---------     ---------
     Net income (loss)                             $  (1,423)    $   2,400     $  (4,911)    $  11,437
                                                   =========     =========     =========     =========

Unaudited pro forma net income:
   Income before provision for income taxes                      $   2,400                   $  11,437
   Pro forma income tax expense                                        888                       4,232
                                                                 ---------                   ---------
     Pro forma net income                                        $   1,512                   $   7,205
                                                                 ---------                   ---------

                          YOUNG AMERICA HOLDINGS, INC.
                      Consolidated Statements of Cash Flows
                            (in thousands, unaudited)

                                                               Nine Months Ended
                                                                 September 30,
                                                             ---------------------
                                                               1998         1997
                                                             --------     --------
Operating Activities:
   Net (loss) income                                         $ (4,911)    $ 11,437
   Adjustments to reconcile net (loss) income to net cash
   (used in) provided by operating activities:
      Depreciation and amortization                             1,496        1,043
      Amortization of deferred financing costs                  3,523         --
      Deferred income taxes                                    (2,878)        --
      Changes in operating assets and liabilities:
    Trade receivables                                          (4,214)      (2,506)
    Supplies inventory                                            (24)         642
    Prepaid expenses                                             (341)        (357)
    Non-cleared rebate items                                    5,914        2,636
    Accounts payable                                             (335)       1,113
    Collections due to and advances from clients                2,377       (3,669)
    Accrued expenses                                           (3,835)       2,219
                                                             --------     --------
    Net cash (used in) provided by operating activities        (3,228)      12,558
                                                             --------     --------

Investing Activities
   Purchases of property and equipment                         (2,378)      (1,964)
                                                             --------     --------
    Net cash used in investing activities                      (2,378)      (1,964)
                                                             --------     --------

Financing Activities:
   Repayment of Bridge Facility                               (80,000)        --
   Net Proceeds from senior subordinated debt                  76,539         --
   Proceeds from stock subscriptions                               24         --
   Redemption of common stock                                    (709)
   Distributions paid to stockholders                            --         (6,812)
                                                             --------     --------
    Net cash used in financing activities                      (4,146)      (6,812)
                                                             --------     --------
    Change in cash and cash equivalents                        (9,752)       3,782
Cash and Cash Equivalents:
   Beginning of period                                         17,940       20,573
                                                             --------     --------
   End of period                                             $  8,188     $ 24,355
                                                             ========     ========

Supplemental Disclosures of Cash Flow Information:
   Cash payment for interest                                 $  4,484     $   --
                                                             --------     --------

                          YOUNG AMERICA HOLDINGS, INC.
                           Consolidated Balance Sheets
                (in thousands, except for share data, unaudited)


                                                                                     September 30   December 31
                                                                                          1998         1997
                                                                                     ------------   -----------
                                     ASSETS
Current Assets:
   Cash and cash equivalents                                                           $   8,188     $  17,940
   Trade receivables, net                                                                 15,696        11,482
   Supplies inventory                                                                        639           615
   Prepaid expenses                                                                          859           518
                                                                                       ---------     ---------
                                      Total current assets                                25,382        30,555
Property and Equipment, at cost:                                                          19,846        17,556
   Less accumulated depreciation                                                         (11,070)       (9,661)
                                                                                       ---------     ---------
                                                                                           8,776         7,895
Deferred Financing Costs                                                                   3,231         3,292
Deferred Income Taxes                                                                      2,869          --
                                                                                       ---------     ---------
                                      TOTAL ASSETS                                     $  40,258     $  41,742
                                                                                       =========     =========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
   Noncleared rebate items                                                             $  10,440     $   4,526
   Accounts payable                                                                        1,996         2,331
   Collections due to and advances from clients                                            5,925         3,548
   Deferred income taxes                                                                     408           417
   Accrued expenses
          Compensation                                                                      --           5,860
          Other                                                                            4,762         2,737
                                                                                       ---------     ---------
                                      Total current liabilities                           23,531        19,419
Bridge Facility                                                                             --          80,000
Senior Subordinated Notes                                                                 80,000          --

Commitments and Contingencies (Note 3)
Redeemable Class A Common Stock, 45,718 and 339,096 shares issued and
   outstanding                                                                               995         7,380
Stockholders' (Deficit) Equity:
   Class A common stock, par value $1 per share; 3,000,000 shares authorized,
      964,834 shares issued and outstanding (1,255,455 shares issued and                   1,255           965
      outstanding on a pro forma basis - see Note 1)
   Class B common stock, par value $1 per share; 1,500,000 shares authorized,
      and 442,884 shares issued and outstanding                                              443           443
   Class C common stock, par value $1 per share; 1,500,000 shares authorized,
      and 172,727 shares issued and outstanding                                              173           173
   Additional paid-in capital                                                             36,082        30,024
   Retained deficit                                                                     (102,221)      (96,662)
                                                                                       ---------     ---------
                                                                                         (64,268)      (65,057)
                                                                                       ---------     ---------

                                      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT      $  40,258     $  41,742
                                                                                       =========     =========

YOUNG AMERICA HOLDINGS, INC.
Notes to Consolidated Financial Statements
(in thousands, except share data - unaudited)
--------------------------------------------------------------------------------

1.  BASIS OF PRESENTATION - PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements have been prepared by the Company and include the accounts of Young America Holdings, Inc. ("Holdings"), and its wholly-owned subsidiary, Young America Corporation ("YAC"), collectively, the "Company." All significant intercompany items have been eliminated. In the opinion of management, all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 1998, and for all periods presented, have been made.

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


2.  DEBT

    On February 23, 1998, the Company's subsidiary, Young America Corporation ("YAC"), issued $80,000 of 11 5/8% Senior Subordinated Notes, due 2006 (the "Notes"). Interest on the Notes is payable semiannually in arrears on February 15 and August 15 of each year, beginning August 15, 1998. The net proceeds of the offering of the Notes, along with $5,391 in cash, were used to repay, in full, amounts outstanding under the Bridge Facility. In connection with the repayment of the Bridge Facility, the Company wrote off $3,292 of the deferred financing costs reflected on the December 31, 1997, balance sheet.

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

                 2002........................105.813%
                 2003........................103.875
                 2004........................101.938
                 2005 and thereafter.........100.000%

YOUNG AMERICA HOLDINGS, INC.
Notes to Consolidated Financial Statements - (Continued)
(in thousands, except share data - unaudited)
--------------------------------------------------------------------------------

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

    The Company has a revolving credit facility ("New Credit Facility") with Norwest Bank Minnesota, N.A. ("Norwest"), which provides for borrowings of up to $10.0 million, based on a borrowing base formula equal to 85% of Eligible Receivables less Noncleared Rebate Items net of cash and cash equivalents (as defined in the New Credit Facility), and has a final maturity date of March 31, 2001. The New Credit Facility does not have any commitment reductions scheduled before maturity. Borrowings under the New Credit Facility will accrue interest at Norwest's base rate to 2.0%. The New Credit Facility is secured by a first-priority interest in accounts receivable and related general intangibles of YAC.

    The New Credit Facility was amended on November 16, 1998 (the "Amendment") to waive compliance with certain financial covenants set forth in the original agreement (the "Agreement"). The Agreement requires that YAC maintain a minimum interest coverage ratio of 1.5 (the "Interest Coverage Ratio") and a ratio of current assets to current liabilities of 1.10 (the "Current Ratio"). Pursuant to the terms of the Amendment, compliance with the Interest Coverage Ratio has been waived through the quarter ending September 30, 1999 and the Current Ratio has been waived through the quarter ending March 31, 1999. The Amendment also provides that YAC must maintain minimum cumulative EBITDA targets through the quarter ending September 30, 1999. For the three month period commencing October 1, 1998 and ending December 31, 1998, YAC must attain a minimum cumulative EBITDA of $.8 million. For the nine month period commencing January 1, 1999 and ending September 30, 1999, YAC must attain a minimum cumulative EBITDA of $9.5 million. The Amendment limits YAC's ability to make capital expenditures through March 31, 1999.




3.  CONTINGENCIES

    Leases

    The Company has operating leases for warehouse space and equipment. The future minimum payments under these obligations are as follows:

                   Years ending December 31:
                    1998 ....................$5,064
                    1999 ....................$5,462
                    2000 ....................$4,617
                    2001 ....................$2,083
                    2002 ....................$760

YOUNG AMERICA HOLDINGS, INC.
Notes to Consolidated Financial Statements - (Continued)
(in thousands, except share data - unaudited)
--------------------------------------------------------------------------------


    Guarantees

    Sweepstakes performance bonds are guaranteed for certain clients based on certain financial criteria. The Company had guaranteed approximately $10,400 and $6,200 in performance bonds for various clients, as of September 30, 1998, and December 31, 1997, respectively. The Company also obtains an indemnity agreement from these clients indemnifying the Company from obligations under the performance bonds.

4.  RECAPITALIZATION

    Prior to November 25, 1997, all of the capital stock of Holdings (formerly known as Young America Corporation) was owned by Jay F. Ecklund, its then Chairman and Chief Executive Officer, and certain trusts for the benefit of members of his family (the "Selling Shareholders"). On that date, Holdings effected a recapitalization (the "Recapitalization"), pursuant to a recapitalization agreement (the "Recapitalization Agreement") under which substantially all of Holdings' assets and business were transferred to a newly formed subsidiary, Young America Corporation, and Holdings changed its name to Young America Holdings, Inc. The following table presents summarized Statement of Operation information for Holdings and YAC for the nine months ended September 30, 1998, and on a pro forma basis for the nine months ended September 30, 1997, as if the guarantee structure had been in effect for such period; and summarized Balance Sheet information as of September 30, 1998, and December 31, 1997. The only substantial asset retained by Holdings in the Recapitalization was certain real property, which is leased to YAC, at cost, for use in its operations.

                                    Three Months Ended         Nine Months Ended
                                       September 30               September 30
                                    1998          1997         1998          1997
                                  ---------     ---------    ---------     ---------
REVENUES:
      Holdings                    $      39     $    --      $  72,503     $    --
      YAC                            53,640        43,026      162,400       135,433
      Intercompany elimination          (39)         --        (72,503)         --
                                  ---------     ---------    ---------     ---------
         Consolidated             $  53,640     $  43,026    $ 162,400     $ 135,433
                                  =========     =========    =========     =========

GROSS PROFIT:
      Holdings                    $    --       $    --      $    --       $    --
      YAC                             2,900         5,917       10,739        22,071
      Intercompany elimination           39          --            117          --
                                  ---------     ---------    ---------     ---------
         Consolidated             $   2,939     $   5,917    $  10,856     $  22,071
                                  =========     =========    =========     =========

Net (loss) Income:
      Holdings                    $       4     $    --      $      12     $    --
      YAC                            (1,427)        2,400       (4,923)       11,437
                                  ---------     ---------    ---------     ---------
         Consolidated             $  (1,423)    $   2,400    $  (4,911)    $  11,437
                                  =========     =========    =========     =========

YOUNG AMERICA HOLDINGS, INC.
Notes to Consolidated Financial Statements - (Continued)
(in thousands, except share data - unaudited)
--------------------------------------------------------------------------------

                                                   September 30       December 31
                                                       1998              1997
                                                   ------------       -----------
Current Assets:
      Holdings                                       $    370          $    357
      YAC                                              25,012            30,198
                                                     --------          --------
         Consolidated                                $ 25,382          $ 30,555
                                                     ========          ========

Noncurrent Assets:
      Holdings                                       $ 17,452          $  2,667
      YAC                                              12,324             8,520
      Intercompany elimination                        (14,900)             --
                                                     --------          --------
         Consolidated                                $ 14,876          $ 11,187
                                                     ========          ========

Current Liabilities:
      Holdings                                       $   --            $   --
      YAC                                              23,531            19,419
                                                     --------          --------
         Consolidated                                $ 23,531          $ 19,419
                                                     ========          ========

Noncurrent Liabilities:
      Holdings                                       $   --            $ 60,728
      YAC                                              94,900            80,138
      Intercompany elimination                        (14,900)          (60,866)
                                                     --------          --------
         Consolidated                                $ 80,000          $ 80,000
                                                     ========          ========


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

YOUNG AMERICA HOLDINGS, INC.
Notes to Consolidated Financial Statements - (Continued)
(in thousands, except share data - unaudited)
--------------------------------------------------------------------------------

On November 25, 1997, the Company and Mr. Ecklund entered into a Put Option Agreement (the "Put Agreement"), whereby Mr. Ecklund was granted the right, at any time after the fifth anniversary of the date of the Put Agreement, to cause Holdings to redeem at fair market value all or any portion of Mr. Ecklunds' shares in Holdings (134,400 shares having a value of $2,925 at September 30, 1998). Under the Put Agreement, Holdings was not obligated to redeem Mr. Ecklund's shares if Holdings was then in default of a payment obligation under any of Holdings' indebtedness for borrowed money or if such redemption would result in a default under any such indebtedness. Since the Company could be required to redeem these shares in the future, and since such redemption would be outside Holdings' control, these outstanding shares are reported at fair market value in the accompanying consolidated balance sheet at December 31, 1997 as Redeemable Class A Common Stock. At December 31, 1997, these shares were valued at the same per share value determined at the date of the Recapitalization in November 1997. Future changes in per share value would cause the amount classified as Redeemable Common Stock to increase or decrease, with a corresponding change in Shareholders' Deficit.

In July 1998, Holdings and Mr. Ecklund terminated the Put Agreement and Holdings and Mr. Weil terminated the rights of Mr. Weil under his Employee Stock Agreement to cause Holdings to purchase his shares if a termination event (as defined in the agreement) shall have occurred with respect to Mr. Weil. Certain stockholders of Holdings (including Mr. Ecklund and Mr. Weil) have entered into an amended and restated Equity Registration Rights Agreement that grants Mr. Ecklund new demand registration rights commencing after the fifth anniversary of the Recapitalization and grants Mr. Weil new demand registration rights if a termination event (as defined in the agreement) shall occur with respect to Mr. Weil. Under the amended and restated Equity Registration Rights Agreement, if Mr. Ecklund or Weil exercises his demand right with respect to all of his shares of Common Stock and any underwriter selected by Mr. Ecklund or Mr. Weil, as the case may be, advises Holdings that such underwriter cannot sell all such shares in such offering because such offering would not be large enough then Mr. Ecklund and Mr. Weil, as applicable, shall each have the right to require Holdings to sell in such offering newly issued shares of common stock representing up to 30% of its shares in any underwritten offering, as the case may be. In addition, if any underwriter advises Holdings that an offering of all of Mr. Ecklund's or Mr. Weil's shares, as the case may be, in addition to any other shares that are proposed to be registered under such registration statement (including shares to be offered and sold by Holdings), can not be consummated given the then current market conditions, then Mr. Ecklund's shares would be entitled to be sold before any shares sold by Holdings or by any other shareholder (including Mr. Weil) and Mr. Weil's shares would be entitled to be sold before any shares sold by Holdings or by any other shareholder (other than Mr. Ecklund). If Mr. Ecklund or Mr. Weil exercises a demand registration right at any time, certain shareholders of Holdings would have the right to purchase Mr. Ecklund's and/or Mr. Weil's shares, as the case may be, for their fair market value. As amended and restated, neither Mr. Ecklund nor Mr. Weil have any put rights with respect to shares of Holdings held by them.

Accordingly, at the date the new arrangements became operative, the amount previously classified as Redeemable Class A Common Stock was reclassified to Stockholders' Deficit. At December 31, 1997, the aggregate value ascribed to the Redeemable Class A Common Stock for these shares was $6,325. This amount has been reclassified to Shareholders' Deficit in the accompanying consolidated balance sheet at September 30, 1998.

Redeemable Class A Common Stock

Redeemable Class A Common Stock has been valued at the same per share price as the per share valuation at the date of the Recapitalization in November 1997. In the opinion of management, there has not been any change in the per share valuation since such date.

In August and October 1998 two members of the Company's management and shareholders resigned.

YOUNG AMERICA HOLDINGS, INC.
Notes to Consolidated Financial Statements - (Continued)
(in thousands, except share data - unaudited)
--------------------------------------------------------------------------------

Such individuals' stock was redeemed at cost in October 1998.

5.  RECENT ACCOUNTING PRONOUNCEMENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      Revenues. Revenues were $53.6 million in the third quarter of 1998, an increase of 24.7% over the comparable quarter of 1997. For the nine months ended September 30, 1998, revenues were $162.4 million, 19.9% greater than the comparable period of the prior year. The increase in revenues in the third quarter was a result of an increase in rebate revenues of $14.5 million. The increase in rebate revenues continues to result from the addition of new clients that conduct high-dollar value rebate programs funded through the Company. The increase of rebate revenues was offset in part by a decrease in postage and freight revenues ("PFR") of $2.4 million and a decrease in servicing revenues of $1.5 million. The reduction in PFR revenues reflects the absence in 1998 of two large client premium programs that ran in 1997 which required the shipment of high volumes of premium items. While that same client continues to place business with the Company, it did not run a similar program in 1998. Servicing revenues were also impacted by the absence of that client program. The client ran a large premium program in 1996 that required the Company's services into the second quarter of 1997, and then ran a similar program in 1997 which resulted in large volumes of consumer orders processed by the Company in the third and fourth quarters of 1997. Although the client did not run a similar program in 1998, the Company has replaced most of the servicing revenue from that client with programs from other existing and new clients. Servicing revenue from all other clients increased 34.2% to $37.3 million in the first three quarters of 1998 from $27.8 million in the first three quarters of 1997. The Company has experienced a large increase in the number of calls received in the Company's call centers. The third quarter 1998 volume of calls in the call center reached record numbers, exceeding third quarter 1997 by 110.6%. The increase in call volumes is, in part, a result of the increased complexity of the client promotions. Many of the calls received are initiated by consumers before they send in the offer for processing.

      Gross Profit. The Company's gross profit declined to $2.94 million or 5.5% of revenues for the third quarter of 1998 as compared to $5.9 million, or 13.8% of revenues for the third quarter of 1997. Gross profits were $10.9 million or 6.7% of revenues in the nine months of 1998 as compared to $22.1 million or 16.3% of revenues for the same period in 1997. The reduction in gross profit as a percentage of revenues was the result of (i) a change in the mix of revenues as lower margin rebate revenues increased while the higher margin servicing revenues and postage & freight revenues have decreased and (ii) a continuation of increased expenses associated with increased capacities and capabilities in anticipation of market changes and requirements by existing and potential clients for technology-based services. The Company has taken measures to reduce expenses as certain client programs had lower than anticipated levels of consumer participation and the mix of the expected servicing revenue growth over the next 12 months will not require the current levels of capacity in some areas of the Company. In the third quarter of 1998, the Company closed an outbound processing facility in Belle Plaine, Minnesota and the inbound processing facility in Albert Lea, Minnesota. As a result of the Company's strategy to enter into short-term leases, the Company will not incur ongoing or termination expenses under either lease, as it was able to terminate the Belle Plaine lease on August 31, 1998 and the Albert Lea lease on September 30, 1998. The operations of these facilities were consolidated into the Company's other existing facilities during the third quarter of 1998. In addition, an organizational restructuring was also completed in the beginning of the third quarter of 1998 that consolidated the majority of the call center functions from the Young America, Minnesota call center to the Mankato, Minnesota and Oklahoma City, Oklahoma call centers. The Company has retained a small amount of call center capacity in Young America, Minnesota to handle small client jobs and call volume overflow from the Company's other call center facilities. The Company is reviewing its existing capacities and future requirements and the costs associated therewith.

      Operating Income. Operating income for the third quarter 1998 decreased by $2.3 million to $.1 million from $2.4 million for the same period in 1997. As a percentage of revenues, operating income was .2% for the quarter ended September 30, 1998 compared with 5.5% for the same period of 1997. Year to date operating income was $2.6 million or 1.6% of revenues as compared to $10.9 million or 8.1% of revenues for the first nine months of 1997. The reduction in operating income was due to the decrease in gross profit only partially offset by a decrease in selling, general and administrative expenses. On a comparative basis, excluding $3.7 million of profit sharing and management bonuses expensed in the third quarter of 1997, selling, general and administrative expenses in the third quarter of 1998 increased by $.1 million from the same period in 1997. No profit sharing or management bonuses were accrued in the first three quarters of 1998. Year to date selling, general and administrative expenses, excluding profit sharing and management bonuses, increased $.9 million from the same period in 1997. Much of the increase relates to increased sales and administrative support staff to service the requirements of the new and more complex client programs.

      Other Expense. Other expense of $.2 million year to date consists primarily of expenses in the second quarter of 1998 attributable to the investigation of a potential acquisition which is no longer being pursued.

      Interest Expense. The third quarter interest expense of $2.4 million is principally accrued interest on the Company's Senior Subordinated Notes (the "Notes") due 2006 with a small cost resulting from fees associated with non-usage of its bank credit facility. Year-to-date interest of $7.1 million is principally interest on a senior bridge credit facility ("Bridge Facility") through the date of issuance of the Notes and on the Notes thereafter. Amortization of deferred financing costs of $.1 million in the second quarter of 1998 includes amortization of costs associated with the issuance of the Notes. Year-to-date amortization includes $3.4 million of costs associated with obtaining the Bridge Facility, which costs were fully amortized upon repayment of the Bridge Facility with proceeds of the Notes, and $.1 million of costs associated with the issuance of the Notes. With no interest bearing debt in the third quarter of 1997, the Company had no interest expense.

       Income Taxes. The Company recorded an income tax benefit of $.8 million for the second quarter of 1998, and $2.9 million year-to-date. Prior to the Recapitalization, the Company was an S corporation for income tax purposes. Accordingly, the Company did not accrue income tax expense on its historical financial statements. The statement of income for the period ended September 30, 1997 includes proforma net income information reflecting a pro forma provision for taxes of $.9 million for the third quarter of 1997 and $4.2 million for the first three quarters of 1997, calculated at an assumed combined federal and state tax rate of 37% as if the termination of Holdings' status as an S corporation had occurred as of the beginning of 1997.


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998, no amounts were outstanding under the Company's $10 million credit facility (the "New Credit Facility") with Norwest Bank Minnesota, N.A. ("Norwest"), and the Company had a stockholders' deficit of $64.3 million, indebtedness of $80.0 million and net working capital of $1.8 million. In August 1998, the Company and YAC filed with the SEC a registration statement relating to an offer to exchange YAC's 11 5/8% Senior Subordinated Notes due 2006 for an equal aggregate principal amount of YAC's 11 5/8% Series B Senior Subordinated Notes due 2006 which are also guaranteed by the Company on a senior subordinated basis. The registration statement became effective August 6, 1998. The exchange offer was completed on September 4, 1998. For additional information with respect to the Notes, see Note 2 of the Unaudited Consolidated Financial Statements.

The Company historically financed its operations and capital expenditures principally through the retention of cash flow from operations after payment of distributions to shareholders primarily to permit them to meet tax obligations as a result of the Company being an S corporation prior to the Recapitalization. The Company had also maintained a working capital facility collateralized by accounts receivable and other assets. This line of credit was not utilized since mid-1996 and was terminated by the Company in connection with the Recapitalization. In April 1998 the Company finalized the New Credit Facility. The Company has never borrowed under the New Credit Facility. The Company also operates facilities and technology-related equipment under operating leases with third parties. See Note 3 for a summary of Company commitments under such operating lease agreements.

For the nine-month period ended September 30, 1998 the Company's operations used cash of $3.2 million. For the nine-month period ended September 30, 1997, the Company's operations generated cash flow of $12.6 million. The Company's future cash flow from operations will continue to be reduced by (i) income taxes that the Company will be required to pay as a C corporation and (ii) interest that will be incurred on outstanding indebtedness, including the Notes. There were no distributions to shareholders in the first three quarters of 1998. Distributions of $6.8 million were made in the first three quarters of 1997.

The New Credit Facility provides for borrowings of up to $10.0 million, based on a borrowing base formula equal to 85% of Eligible Receivables less Noncleared Rebate Items net of cash and cash equivalents (as defined in the New Credit Facility), and has a final maturity date of March 31, 2001. The

New Credit Facility does not have any commitment reductions scheduled before maturity. Borrowings under the New Credit Facility will accrue interest at an amount equal to Norwest's publicly announced base rate (prime rate) plus 2.0%. There is a non-usage fee of .5% per annum of the unused Commitment Amount (as defined in the New Credit Facility). The New Credit Facility is secured by a first-priority interest in accounts receivable and related general intangibles of YAC.

The New Credit Facility was amended on November 16, 1998 (the "Amendment") to waive compliance with certain financial covenants set forth in the original agreement (the "Original Agreement") due to the Company's inability to satisfy such covenants in the third and fourth quarters of 1998. The Original Agreement had required that YAC maintain a ratio of EBITDA, during the four successive calendar quarters, to interest expense of 1.5 (the "Interest Coverage Ratio") and a ratio of current assets to current liabilities of 1.10 (the "Current Ratio"). Pursuant to the terms of the Amendment, compliance with the Interest Coverage Ratio has been waived through the quarter ending September 30, 1999 and compliance with the Current Ratio has been waived through the quarter ending March 31, 1999. The Amendment also provides that YAC must maintain minimum cumulative EBITDA targets through the quarter ending September 30, 1999. For the three month period commencing October 1, 1998 and ending December 31, 1998, YAC must attain a minimum cumulative EBITDA of $.8 million. For the nine month period commencing January 1, 1999 and ending September 30, 1999, YAC must attain a minimum cumulative EBITDA of $9.5 million. Based on current projections, the Company believes that it will be able to satisfy such targets. The Amendment limits YAC's ability to make capital expenditures through March 31, 1999.

Capital expenditures for the nine months ended September 30, 1998 and 1997 were $2.4 million and $2.0 million, respectively. Capital expenditures principally relate to purchases of leasehold improvements and warehousing and packaging equipment related to fulfillment services provided by the Company. The Company's capital expenditure budget for 1998 totals $2.6 million. The Company does not anticipate exceeding this budget during 1998.

Prior to the Recapitalization, all of the capital stock of the Company was owned by J.F. Ecklund, its then Chairman and Chief Executive Officer, and certain trusts for the benefit of members of his family. Pursuant to the terms of the agreements relating to the Recapitalization, the Company made a payment of approximately $0.7 million to Mr. Ecklund, such trusts, and certain employees of the Company in June 1998. In addition, following December 31, 2001, the Company is obligated to make additional payments, not to exceed $15 million, to Mr. Ecklund, such trusts and certain employees of the Company, subject to the Company achieving certain performance targets.

In compliance with certain state laws, the Company obtains performance bonds in connection with sweepstakes programs it manages on behalf of its clients. The Company is indemnified by its clients for any obligations on those performance bonds, and the cost to the Company of obtaining the performance bonds plus a markup is billed to the clients.

The Company will rely mainly on internally generated funds, and to the extent necessary, borrowings under the New Credit Facility, to meet its liquidity needs. The Company also expects to continue to utilize operating leases to finance its needs for facilities and certain equipment. The Company believes that the cash flow from operations together with existing cash and cash equivalents and available borrowings under the New Credit Facility will be adequate to meet its liquidity requirements, including interest payments with respect to the Notes, for the next 12 months.

The Company's ability to pay principal and interest on the Senior Subordinated Notes and to satisfy its other debt obligations will depend upon its future operating performance, which performance will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond the control of the Company. The Company's ability to pay principal and interest on the Senior Subordinated Notes and to satisfy its other debt obligations will also depend upon the future availability of revolving credit borrowings under the New Credit Facility or any successor facility. Such availability is or may depend on, among other things, the Company meeting certain specified covenants and borrowing base prerequisites. The Company expects that, based on current and expected levels of operations, its operating cash flow, together with borrowings under the New Credit Facility, should be sufficient to meet its operating expenses, to make necessary capital expenditures and to service its debt requirements as they become due. If the Company is unable to service its indebtedness, it will be forced to take actions such as reducing operating expenses, reducing or delaying acquisitions and/or capital expenditures, selling assets, restructuring or refinancing its indebtedness (which could include the Senior Subordinated Notes), or seeking additional equity capital. There is no assurance that any of these remedies can be effected on satisfactory terms, if at all.

YEAR 2000 ISSUES

Many computer systems used today may be unable to interpret data correctly after December 31, 1999 because they allow only two digits to indicate the year in a date. The Company has been assessing this Year 2000 issue as it relates to its business, including interactions with vendors, clients, and others. The Company has formed a Year 2000 committee to coordinate and oversee the project. Until such time as the committee has completed its investigation, the Company does not know if it will be subject to any significant costs to modify or replace existing software or hardware to address Year 2000 issues.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         Not applicable.


ITEM 2.  CHANGES IN SECURITIES & USE OF PROCEEDS

         Not applicable.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.


ITEM 5.  OTHER INFORMATION

         Effective December 4, 1998 L. Joseph Kulas, the Company's Vice President of Finance, Chief Financial Officer, Secretary & Treasurer amicably resigned.

         Effective October 1, 1998, Keith Adams, the Company's Director of Information Systems, amicably resigned.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits as follows.

                  Exhibit
                  Number   Description
                  ------   -----------
                  10.1     First Amendment to Credit Agreement dated November
                           16, 1998 between Young America Corporation and
                           Norwest Bank Minnesota, National Association.



                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                                        Young America Corporation


         Date:  November 16, 1998       By:    /s/ CHARLES D. WEIL
                                               ---------------------
                                        Name:      Charles D. Weil
                                        Title:     President




                                        Young America Holdings, Inc.


         Date:  November 16, 1998       By:    /s/ CHARLES D. WEIL
                                               ---------------------
                                        Name:      Charles D. Weil
                                        Title:     President