Form 10-Q/A
period 1998-09-30
YOUNG AMERICA CORP; YOUNG AMERICA HOLDINGS INC
filed 1998-12-11
CIK 1058951, 1058952

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q/A

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

                          YOUNG AMERICA HOLDINGS, INC.
                           Consolidated Balance Sheets
                (in thousands, except for share data, unaudited)


                                                                                     September 30   December 31
                                                                                          1998         1997
                                                                                     ------------   -----------
                                     ASSETS
Current Assets:
   Cash and cash equivalents                                                           $   8,188     $  17,940
   Trade receivables, net                                                                 15,696        11,482
   Supplies inventory                                                                        639           615
   Prepaid expenses                                                                          859           518
                                                                                       ---------     ---------
                                      Total current assets                                25,382        30,555
Property and Equipment, at cost:                                                          19,846        17,556
   Less accumulated depreciation                                                         (11,070)       (9,661)
                                                                                       ---------     ---------
                                                                                           8,776         7,895
Deferred Financing Costs                                                                   3,231         3,292
Deferred Income Taxes                                                                      2,869          --
                                                                                       ---------     ---------
                                      TOTAL ASSETS                                     $  40,258     $  41,742
                                                                                       =========     =========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
   Noncleared rebate items                                                             $  10,440     $   4,526
   Accounts payable                                                                        1,996         2,331
   Collections due to and advances from clients                                            5,925         3,548
   Deferred income taxes                                                                     408           417
   Accrued expenses
          Compensation                                                                     1,666         5,860
          Other                                                                            3,096         2,737
                                                                                       ---------     ---------
                                      Total current liabilities                           23,531        19,419
Bridge Facility                                                                             --          80,000
Senior Subordinated Notes                                                                 80,000          --

Commitments and Contingencies (Note 3)
Redeemable Class A Common Stock, 45,718 and 339,096 shares issued and
   outstanding                                                                               995         7,380
Stockholders' (Deficit) Equity:
   Class A common stock, par value $1 per share; 3,000,000 shares authorized,
      964,834 shares issued and outstanding (1,255,455 shares issued and                   1,255           965
      outstanding on a pro forma basis - see Note 1)
   Class B common stock, par value $1 per share; 1,500,000 shares authorized,
      and 442,884 shares issued and outstanding                                              443           443
   Class C common stock, par value $1 per share; 1,500,000 shares authorized,
      and 172,727 shares issued and outstanding                                              173           173
   Additional paid-in capital                                                             36,082        30,024
   Retained deficit                                                                     (102,221)      (96,662)
                                                                                       ---------     ---------
                                                                                         (64,268)      (65,057)
                                                                                       ---------     ---------

                                      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT      $  40,258     $  41,742
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

The New Credit Facility was amended on November 16, 1998 (the "Amendment") to waive compliance with certain financial covenants set forth in the original agreement (the "Original Agreement") due to the Company's inability to satisfy such covenants in the third and fourth quarters of 1998. The Original Agreement had required that YAC maintain a ratio of EBITDA, during the four successive calendar quarters, to interest expense of 1.5 (the "Interest Coverage Ratio") and a ratio of current assets to current liabilities of 1.10 (the "Current Ratio"). Pursuant to the terms of the Amendment and effective as of September 30, 1998, compliance with the Interest Coverage Ratio is waived until the quarter ending December 31, 1999 and compliance with the Current Ratio is waived until the quarter ending March 31, 1999. The Amendment also provides that YAC must maintain minimum cumulative EBITDA targets through the quarter ending September 30, 1999. For the three month period commencing October 1, 1998 and ending December 31, 1998, YAC must attain a minimum cumulative EBITDA of $.8 million. For the nine month period commencing January 1, 1999 and ending September 30, 1999, YAC must attain a minimum cumulative EBITDA of $9.5 million. Based on current projections, the Company believes that it will be able to satisfy such targets. The Amendment limits YAC's ability to make capital expenditures through March 31, 1999.

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

         Effective December 4, 1998 L. Joseph Kulas, the Company's Vice President of Finance, Chief Financial Officer, Secretary & Treasurer amicably resigned.

         Effective October 1, 1998, Keith Adams, the Company's Director of Information Systems, amicably resigned.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits as follows.


                  Exhibit
                  Number   Description
                  ------   -----------

                  10.1 First Amendment to Credit Agreement dated November 16, 1998 between Young America Corporation and Norwest Bank Minnesota, National Association.*

                  *Incorporated by reference to previously filed Form 10-Q filed on November 16, 1998.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                                        Young America Corporation


         Date:  December 11, 1998       By:    /s/ CHARLES D. WEIL
                                               ---------------------
                                        Name:      Charles D. Weil
                                        Title:     President




                                        Young America Holdings, Inc.


         Date:  December 11, 1998       By:    /s/ CHARLES D. WEIL
                                               ---------------------
                                        Name:      Charles D. Weil
                                        Title:     President