Form 10-K405
period 1998-12-31
YOUNG AMERICA CORP; YOUNG AMERICA HOLDINGS INC
filed 1999-03-31
CIK 1058951, 1058952

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          -----------------------------

                                  FORM 10-K


               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM_______TO_______
                         ------------------------------

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

      Securities registered pursuant to Section 12(b) of the Act: NONE Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrants (1) have filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K [X]

All of the outstanding shares of common stock of Young America Corporation are owned by Holdings. The aggregate fair market value of Holdings voting and non-voting common stock held by non-affiliates of Holdings as of March 15, 1999, based upon the good faith determination of the Board of Directors, was approximately $500. For purposes of this disclosure, shares of common stock held by officers and directors of Holdings have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes. The number of shares outstanding of Holdings' common stock as of March 15, 1999 was 1,908,744.

                                     PART I

FORWARD-LOOKING STATEMENTS

This Report on Form 10-K contains forward-looking statements that involve risk and uncertainties. All statements other than statements of historical facts included in this Annual Report on Form 10-K, including, without limitation, statements regarding the future financial position of Young America Holdings, Inc. ("Holdings" and its wholly owned subsidiary Young America Corporation ("Young America" or "YAC", and together with Holdings, the "Company"), business strategy, budgets, projected costs and plans and objectives of management for future operations are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may", "will", "expect", "intend", "estimate", "anticipate", "believe" or similar words. Those forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those contemplated by the forward-looking statements. Important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements are discussed under the heading "Management Discussion and Analysis of Financial Condition and Results of Operations" in Part II of, and elsewhere in, this Annual Report on Form 10-K. All subsequent written and oral forward-looking statements attributable to Young America or Holdings or persons acting on their behalf are expressly qualified in their entirety by these factors.

ITEM 1. BUSINESS

1997 RECAPITALIZATION

      Prior to November 25, 1997 (the "Recapitalization Date"), all of the capital stock of Holdings (formerly known as Young America Corporation) was owned by its former chairman and chief executive officer and certain trusts for the benefit of members of his family (the "Selling Stockholders"). On the Recapitalization Date, Holdings effected a recapitalization ("Recapitalization"), pursuant to which the following transactions occurred:

- An investor group (the "Investor Group"), comprised of BT Capital Partners, Inc. ("BTCP"), Ontario Teachers' Pension Plan Board ("OTPPB"), Charles D. Weil, the president and chief executive officer of Holdings, and 20 other members of management (Mr. Weil and such other participating members of management, the "Management Stockholders"), purchased newly issued shares of common stock of Holdings for an aggregate purchase price of $38.9 million.

- Holdings borrowed $80 million under a senior bridge credit facility (the "Bridge Facility") provided by affiliates of BTCP.

- The Selling Stockholders rolled over a portion of their equity interest in Holdings.

- Holdings used the proceeds of the issuance of the shares of common stock to the Investor Group and borrowings under the Bridge Facility to (i) repurchase from the Selling Stockholders their remaining equity interest in Holdings for an aggregate purchase price of $92.2 million, (ii) make bonus payments to management of $13.4 million under plans put in place in contemplation of a change of control of Holdings, and $4.9 million paid pursuant to phantom stock arrangements due in such amounts as a result of the change in control of Holdings and (iii) pay $8.4 million fees and expenses related to the Recapitalization.

- Substantially all of the business and assets of Holdings were transferred to a newly formed subsidiary of Holdings, Young America Corporation, and Holdings changed its name to Young America Holdings, Inc.

      Holdings made an additional payment of $.7 million to the Selling Stockholders and certain employees of the Company during the second quarter of 1998 based upon the final determination of the total stockholders equity of Holdings as of October 31, 1997 and Holdings profit or losses for the period ended on the Recapitalization Date. In addition, if the cumulative excess cash flow (as defined in the agreements related to the Recapitalization) of the Company for the four year period ending December 31, 2001 exceeds $93 million, the Selling Stockholders and certain employees of the Company may be entitled to additional payments (either as additional compensation for shares purchased by Holdings in the Recapitalization or as additional bonus or phantom stock payments) equal to 20% of such excess, subject to a maximum additional amount of $15 million. As a result of the Recapitalization, the Investor Group owns approximately 93% of the total capital stock of Holdings. For additional information with respect to the Recapitalization, see Note 4 of Notes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

      Subsequent to the Recapitalization, Holdings refinanced the indebtedness under the Bridge Facility through the issuance by Young America in a private placement of $80 million principal amount of 11 5/8% Series A Senior Subordinated Notes due 2006 (the "Old Notes"). The Old Notes were subsequently exchanged for a like aggregate principal amount of Young America's 11 5/8% Series B

Senior Subordinated Notes due 2006 (the "New Notes") registered under the Securities Act of 1933. The Old Notes were, and the New Notes are, guaranteed in a senior subordinated basis by Holdings.

      Holdings expects to conduct substantially all of its business and operations through Young America and any future subsidiaries it may form. However, if the covenants contained in the Young America's bank revolving credit facility (the "Credit Facility") and/or the Indenture for the New Notes would prohibit Young America from making such an acquisition, Holdings may make such acquisition directly or through a newly formed subsidiary of Holdings rather than Young America.


GENERAL

      Young America Holdings, Inc. and, from the date of incorporation on November 25, 1997, Young America Corporation, its wholly owned subsidiary provide of a wide range of consumer interaction processing ("CIP") services to large consumer product and consumer service companies. The services the Company has historically provided include the handling and processing of consumer responses to client marketing programs (especially rebates and premium programs). The Company's clients utilize various marketing programs to establish relationships with their customers and contract with the Company to handle the interactions. These communications or interactions take on many forms but are all targeted at satisfying the client's consumers' needs and requests in a manner that achieves the highest degree of customer satisfaction. The interactions include inbound and outbound communications, through mail, tele-communication and electronic formats.

      The Company's more than 200 clients include such well-known companies as Sprint Corporation, Anheuser-Busch Companies, Inc., General Mills, Inc., R.J. Reynolds Tobacco Company, Eastman Kodak Company and Hewlett-Packard Co. The Company's CIP services provide a link between its clients and their customers for numerous types of marketing programs, including rebate programs, purchase reward or premium programs, sweepstakes, product sampling programs and warranty registration programs. The Company provides a variety of services involved in executing these marketing programs, including (i) order processing (including the handling of mail, telephone calls, facsimiles and e-mail received from consumers), (ii) fulfillment (including the delivery of product premiums and samples as well as rebate checks to consumers), (iii) data gathering, analysis and reporting and (iv) related customer service (including receiving and responding to consumer inquiries).

      CIP services improve the marketing efforts of consumer-oriented companies by identifying and focusing on their most valuable existing and potential customers. These consumer marketing companies are increasingly utilizing targeted marketing strategies as opposed to "mass marketing" approaches such as general market advertising and free-standing insert coupons. In recent years, the Company has identified a trend among its clients toward the targeted marketing approach, including an increase in the use of consumer promotion programs such as premium programs and product sampling programs. Because the Company believes that its clients have found these programs to be both effective and efficient, the Company believes that these trends will continue.

      The Company has also observed a trend among its clients toward more complex marketing programs. Consumer-oriented companies have sought to differentiate themselves from their competitors by offering more sophisticated marketing programs, often emphasizing consumer loyalty and repeat purchases, that appeal to their targeted customers. These complex marketing programs frequently involve increased consumer interactions that are designed to provide consumer-oriented companies with an opportunity to gather information about their customers. Management believes that spending on CIP services in support of these more complex marketing programs has outpaced and will continue to outpace the growth of services for simpler marketing programs such as traditional rebate, premium and sweepstakes programs. Accordingly, over the past three years the Company has enhanced its capabilities to become a provider not only of narrowly focused promotion fulfillment services for those simpler marketing programs but also of integrated, custom-designed CIP services for large complex marketing programs. Its breadth of services and ability to integrate such services to support complex marketing programs have distinguished the Company from the majority of its competitors, most of which offer a narrower range of services and serve a smaller number of clients. Management believes that the Company's broad service offering, together with its sophisticated information systems and quality control processes, has enabled it to become a leading provider of business-to-consumer CIP services.

      In each of the last three fiscal years, the Company managed over 3,500 marketing programs, with between 1,500 and 2,000 programs being processed at any point in time. As of December 31, 1998, the Company was processing approximately 1,800 client marketing programs. In each of the last three fiscal years, the Company distributed over 40 million items to its clients' customers. Items distributed by the Company have ranged from rebate checks to sales literature to large and small items of merchandise as premiums and product samples.

      Young America was incorporated in Minnesota in 1997 as a subsidiary of Holdings, a Minnesota corporation founded in 1972.

The Company's principal office is located at 717 Faxon Road, Young America, Minnesota 55397 and its telephone number is (612) 467-1100.

COMPETITIVE STRENGTHS

      The Company attributes its current market position and its existing opportunities for growth and a return to profitability to the following competitive strengths:

Breadth of Integrated Services

      Young America is a provider of a broad range of integrated CIP services to large consumer product and consumer service companies. Young America's basic services include (i) order processing (including the handling of mail, telephone calls, facsimiles and e-mail received from consumers), (ii) fulfillment (including the delivery of product premiums and samples as well as rebate checks to consumers), (iii) data gathering, analysis and reporting and (iv) related customer service (including receiving consumer inquiries and providing follow-up services). Most of the Company's competitors offer a narrower range of services to a smaller client base. The Company's ability to integrate a broad range of services allows it to work with its clients to custom design efficient processing solutions for all types of marketing programs, especially complex marketing programs that require a significant amount of contact with the consumer.

Ability to Process High-Volume and Complex Marketing Programs

      The Company has demonstrated the expertise necessary to manage complex and high-volume marketing programs by executing programs such as "Pepsi Stuff(R)", "Camel Cash(R)", "Bud Gear(R)" and General Mills, Inc.'s "Box Tops for Education(R)". Complex marketing programs can involve integrating dozens of custom-designed process steps and coordinating interactive communications with a client's customers. High-volume programs can involve processing several million orders and sending out several million items to consumers in a very short period of time while simultaneously processing the Company's 1,500 to 2,000 other current programs in a timely, courteous and efficient manner. Management believes that the Company has a reputation for being able to manage high-volume and complex marketing programs with a high quality of service and that the Company's reputation contributes to its recurring revenue base and its ability to attract new clients.

Strong, Established Client Relationships

      The Company has successfully attracted and built strong relationships with a large number of major consumer-oriented companies in the United States. Young America is currently well-positioned in the packaged goods industry and has expanded its client base in faster-growing industries such as high-technology consumer products. Of the Company's 25 largest clients in 1998, 9 have been clients for more than seven years.

      The vast majority of marketing programs undertaken by the Company for its clients involve direct interaction with consumers. It is critical to the Company's clients that the various services involved in administering a client's marketing program be performed consistently, accurately, courteously and in a timely manner. The Company believes that these factors are often key determinants when a consumer-oriented company awards the administration of its marketing programs. The Company seeks to achieve a high level of quality service through careful analysis and design of the steps involved in delivering the services required and by the stringent process controls it builds into the processing plan for each marketing program it undertakes.

Sophisticated Information Systems

      In 1996, the Company completed its conversion to a new proprietary software system which has increased the Company's ability to process a greater number and variety of complex marketing programs. The system increases operational efficiencies and enhances the Company's ability to track orders through each step of the order-handling process and to accurately invoice its clients for services provided by the Company. In addition, the Company (i) can give a consumer the precise status of any order from the day such order was received until the day the promotion item is shipped, (ii) has the ability to provide real-time information on the status of a program, allowing the Company's clients to track and judge the effectiveness of on-going promotion programs and
(iii) has the ability to acquire, store and quickly retrieve information about consumers and their individual buying habits. The Company's information system technology has allowed it to develop a proprietary database of approximately 65 million consumer households.

      The system cost approximately $9.0 million to develop and install (including hardware acquisition and software development) and required more than four years to be fully implemented. Designed as an open system, its capacity can be easily increased to meet the

Company's future needs by adding additional hardware support. Management believes that no comparable program is used by any of its competitors and that no similar integrated system can be easily developed or purchased in the marketplace. Management believes that a competitor would require a substantial commitment of time and capital to replicate the capabilities of the Company's system.

Experienced Management Team

      The Company's senior management team has been assembled and developed since the arrival in July 1993 of its President and Chief Executive Officer, Charles D. Weil. Prior to 1993, Mr. Weil was President and Chief Operating Officer of ConAgra Frozen Foods. Mr. Weil has 25 years of experience in the consumer packaged goods industry with ConAgra and other companies such as General Mills Inc. and Nestle USA Inc. Mr. Weil has recruited a team of experienced executives from outside the industry in which the Company competes, each of whom brings to the Company not only functional skills but also fresh insights that assist Mr. Weil in executing the strategic vision for the Company. Industries from which the Company's current executives have been drawn include retailing, distribution, direct marketing and teleservices.

BUSINESS STRATEGY

Focus on Clients with Large Revenue Potential

      Since 1993, the Company's focus has been to attract and retain clients who require CIP services to support high-volume and/or complex marketing programs on a recurring basis and with which the Company can develop a strategic relationship. Management believes that high-volume and/or complex marketing programs by their scope and nature allow for higher revenues and improved profit margins. Beginning in 1995, the Company began seeking operational efficiencies by reducing the number of simple, low-volume marketing programs for which it would compete. At the same time, the Company upgraded its technology and operational systems in order to better focus on the needs of clients with large revenue potential for the Company. As a result, the Company has increased the average revenue per client from approximately $307,000 in 1994 to approximately $1,076,000 in 1998. The Company intends to continue to concentrate on clients that require more complex and/or higher volume marketing programs.

      Management believes that the Company's ability to provide CIP services for high-volume and/or complex marketing programs has been a significant factor in its ability to attract large new clients, both from within industries that have traditionally used the Company's services and from industries that have not traditionally used the Company's services such as computer hardware, computer software, consumer services, telecommunications and energy. Recent client additions include Best Buy Co., Inc., Bali Company, Target and Intuit, Inc. Management believes that there are opportunities to market the Company's services in additional industries such as financial services and pharmaceuticals.

Custom Design Services

      When the Company evaluates a potential new client program, it performs a comprehensive review of all steps that it believes are necessary for the successful implementation of the program. The Company then reviews the advantages of each proposed step with the potential client who determines whether to pursue each proposed step. Only after such determination by the client does the Company complete the process design, cost each step of the process and price its services for a particular marketing program. Finally, the client determines whether the value of each step is worth the incremental cost.

      The Company believes its ability to custom design and implement processes to fit the specific requirements of a client's program constitutes a competitive advantage. Management believes that this ability enables the Company to maintain satisfactory margin levels while achieving high client loyalty. Other benefits derived from the Company's ability to custom design services include (i) more efficient planning and invoicing of services rendered by the Company and (ii) greater ability to reliably estimate the profitability of each marketing program serviced.

Anticipate Clients' Evolving Needs

      The Company strives to anticipate the needs of its clients and develop new or enhanced services to meet those needs as they arise rather than merely reacting to requests from its clients. The Company, in anticipation of client needs, upgraded its information processing capabilities and broadened its ability to process orders to include not only mail but also facsimile, telephone (including live operator and Interactive Voice Response), Internet and electronic data transmission. Management believes that the Company's experience in managing a wide variety of marketing programs for a broad range of major, consumer-oriented companies gives it a competitive advantage in anticipating its clients' needs for new and enhanced CIP services. Examples of areas in which the Company is currently upgrading its services in anticipation of client needs include (i) enhanced Internet and Interactive Voice Response capabilities, (ii) full-service credit card payment processing for marketing programs involving payments by consumers (iii) improved information processing and consumer data reporting capabilities and (iv) enhanced teleservice offerings including predictive outbound calling and call recording capabilities.. The Company plans to continue to enhance its operational capabilities, including its sophisticated computer systems, so that it can meet the demand for increasingly complex CIP services.

   Continue Operational Improvements

      The Company continually evaluates and refines its process flows to meet evolving client needs, to enhance client satisfaction and to reduce costs. In 1998, the Company began the process to become certified to the COPC-2000 Standard. COPC is an organization that was established to help improve customer satisfaction and operational performance of customer service providers, including call centers and fulfillment centers. The COPC-2000 Standard provides both a benchmark and an improvement methodology for operational performance and is recognized as the leading standard for excellence in customer service. To become certified to the COPC-2000 Standard requires a detailed operational audit to ensure that the customer service provider is compliant to all 32 components of the standard. The Company has dedicated staff and resources to implement the processes necessary to gain the COPC-2000 certification. The Company expects to achieve certification with respect to its call center operations by December 31,1999, and with respect to its fulfillment operations by the end of the second quarter of 2000. The Company believes the COPC-2000 certification will strengthen its market position and become a competitive advantage. There can be no assurance, however, that certification will be achieved.

Pursue Selective Acquisitions in Related Businesses

      Holdings and the Company intend to pursue selective acquisitions that offer a strong strategic fit with the Company's existing core competencies and/or allow it to develop or strengthen partnerships with select clients. Such acquisitions could include, among others, companies that specialize in literature fulfillment, Internet order processing or collateral material fulfillment and such acquisitions, whether individually or in the aggregate, could be substantial relative to the size of the Company.

MARKETING PROGRAMS SUPPORTED

      The Company provides its CIP services in connection with various marketing programs being conducted by its clients. Such marketing programs include the following:

      Premium Programs. Premium incentive promotions generally allow consumers to exchange proofs of purchase for gift items or premiums offered by the Company's clients in an effort to promote increased sales of their products. Premium programs range from small short-term promotions involving only a small number of consumer purchases and the award of a small gift item such as a t-shirt or a compact disc to large and complex long-term loyalty or continuity programs involving numerous consumer purchases, premium point systems and the award of large gift items such as a mountain bike or a leather jacket. The Company assists its clients in projecting proper inventory levels before a promotion begins by helping its clients forecast redemption rates. The Company's packaging experts recommend packaging materials that are both cost-effective and best suited for the premium items involved in the program, and the Company handles the shipping of such items to consumers.

      Rebate Programs. Rebate offers provide an incentive to consumers to try new or existing products and services as well as creating an opportunity for consumer-oriented companies to gather information about consumers including their buying behavior and preferences. Young America's rebate processing service allows clients to cost-effectively fulfill rebate requests with laser-printed, customized checks and collect consumer data on product-choice. The Company offers a selection of funding options for effective cash management by its clients.

      Sweepstakes Programs. Sweepstakes, games and contests are used to generate high levels of consumer interest in a highlighted product. The Company has been engaged in the administration of sweepstakes for over 18 years. The sweepstakes process is subject to stringent regulatory scrutiny that often necessitates involvement of third parties other than the client sponsoring the sweepstakes. The Company, in addition to receiving and processing entries and shipping out the small number of prizes awarded, provides most of the full range of services needed to manage sweepstakes and gaming programs, including bonding, registration, judging, random drawing, affidavits and tax reporting.

      Product Sampling Programs. Sampling programs offer clients a way to promote both new and established products. Young America manages a variety of sampling programs, including those that involve mailed requests, direct calls or Internet requests from consumers. At its clients' request, the Company can also implement sampling programs by sending products to consumers identified from client-supplied databases. Some clients also use Young America for bulk shipment of sample products to distribution centers or retailers.

      Literature Distribution. Young America provides inventory management and delivery of sales literature and information requests from interested consumers and retailers.

      Other Programs. The Company also supports a number of other programs including warranty registration, inventory management and distribution of in-store promotional materials to retailers, retailer rebate programs, manufacturer sales incentive programs, and administration of gift certificate programs.

SERVICES PROVIDED

      Young America provides an integrated mix of CIP services that can be customized to meet client-specific needs for a wide variety of marketing campaigns. These services include the following:

      Inbound Order Processing. Young America offers high-quality, flexible processing of consumer orders received primarily by mail but also via facsimile, via telephone through its call centers (both live operator and Interactive Voice Response) and more recently through its Internet web site and e-mail. The Company has approximately 1,500 post office boxes reserved for handling incoming mail. Orders can vary from mailed-in submissions under premium programs (including submission of proofs of purchase in paper or other form) to simple mailed-in submissions for rebates to telephone requests for literature or product samples. Specific inbound order processing services performed by the Company include: (i) receipt and handling of inbound mail submissions, (ii) checking of received entries and correspondence with consumers to ensure qualification, (iii) promotion security and fraud detection through address verification, (iv) data entry processing by key entry and high-speed scanning technology, (v) transcription of Interactive Voice Response-captured inbound orders and (vi) processing and accounting of consumer check and/or credit card transactions for marketing programs involving consumer payments.

      Outbound Order Processing (Fulfillment). In each of the last three years, the Company handled over 40 million outbound units per year through its flexible order processing systems and procedures. Outbound units vary from rebate checks to sales literature to small and large items of merchandise representing premiums in promotional programs or product samples. In each of the last three years, the Company issued more than 21 million rebate payments, generating checks utilizing its own internal laser printing capabilities. Merchandise units are processed through various stages of the Company's handling system, including product receiving, warehousing, assembly, repackaging and shipment. Merchandise and paper items are shipped through a U.S. post office located on the Company's premises, as well as through shippers such as United Parcel Service and various freight consolidators for certain larger items.

      Database Development and Management. The Company's information systems and technology allows it to gather, process and analyze information about consumers and their behavior and preferences, Young America assists its clients in developing the databases necessary to build targeted, effective marketing campaigns. Young America helps its clients to monitor promotion activity through standard reports or, in certain cases, by linking directly into Young America's database via personal computer and modem. More detailed, custom analysis of selected response data is also available, including analyses of consumer buying patterns and preferences and marketing program effectiveness. The Company has also developed its own proprietary database of approximately 65 million consumer households.

      Customer Service. Customer service is an integral part of any consumer interaction program. The Company's consumer affairs group is dedicated to the professional handling of mail, telephone, facsimile, Internet and e-mail queries of all types. Using its on-line database, the Company can determine the status of any consumer order and respond promptly to any special situations, answer questions about offers, arrange replacement shipments, and identify the status of a consumer's order or submission. The Company has the hardware capacity to receive up to 30 million live calls annually and an additional 300 million calls utilizing the Company's Interactive Voice Response capacity. The Company's use of sophisticated communications technology, integrated with its consumer information databases, enhances the effectiveness of customer service personnel in handling consumer inquiries and data-gathering activities.

SALES AND MARKETING

      The Company's sales and marketing organization currently consists of a Vice President of Sales and Marketing, two senior account executives, seven account executives, including one focused on selling Interactive Voice Response services, and a sales support department. The sales and marketing staff works directly with clients and potential clients as well as maintaining relationships with several promotional agencies.

      The Company believes that its reputation for high-quality execution of its broad range of CIP services, particularly with respect to high-volume and/or complex marketing programs, enables Young America to obtain new business opportunities through requests for proposals, client referrals and cross-selling to existing clients. In addition, the sales and marketing group focuses particularly on promoting relationships with existing clients that exhibit large revenue potential from a continued high level of activity, as well as identifying and pursuing new clients either in industries that traditionally have utilized a high-volume of CIP services or that the Company believes represent potential new high-volume users of CIP services on an outsourced basis.

TECHNOLOGY

      Young America strives to incorporate technology and automation into every appropriate aspect of its business.

Promotion Administration Leader (PAL)

      Young America's proprietary software system ("PAL"), which the Company believes is more advanced than any information management system utilized by its competitors, is fully integrated into all stages of the Company's management of a marketing program, including inbound order processing, outbound order processing and customer service. PAL enables the Company to monitor individual order processing and to respond promptly to customer service inquiries. The system also allows the Company and its clients to measure the results of an ongoing promotion program. In addition, the Company's clients, either directly or through the Company's data analysis services, can use the data captured by PAL to refine their databases of consumer information and to enhance future promotional activities. The PAL system provides clients with the ability to acquire, store and quickly retrieve information about individual consumers and their buying habits. The Company has also used PAL to develop its own database of approximately 65 million consumer households.

      The PAL system cost approximately $9 million to develop and install (including hardware acquisition and software development) and required more than four years to be fully implemented. PAL utilizes a relational database designed by Progress Software Corporation ("Progress") and is written in Progress' fourth-generation programming language in a UNIX environment. PAL was designed as an open system to be operated within the Company's client/server environment.

      The Company's computer system is supported by multiple high-end UNIX servers that house the PAL database and direct and control network data flow among the Company's approximately 45 servers and approximately 1,900 personal computers ("PCs"). The Company purchases or leases its mainframes, servers and PCs from major computer manufacturers such as Sequent Computer Systems, Inc., Compaq Computer Corporation and Hewlett-Packard Co.

      PAL was designed to grow and adapt with the Company. New features are continually being written and added to the various existing PAL applications. In addition, PAL's capacity can be easily increased by adding additional hardware support. Data stored by the PAL system is protected by frequent backup to redundant off-site systems maintained by the Company.

Call Center Technology

      The Company seeks to employ the most current telecommunications technology available. It maintains relationships with the three leading U.S. telecommunications carriers, utilizing advanced toll-free and toll-paid network services such as automatic number identification (ANI), dialed number information service (DNIS), routing control service on-line, next-available agent call processing, network messaging and call prompting and network-based call transferring applications. The Company also employs automatic call distributor (ACD) switches with advanced call routing features and computer telephone integration (CTI) technology. The Company's Interactive Voice Response system uses text-to-speech and voice recognition technology. The Company's dedicated fibre-optic links integrate its telecommunication capabilities into a single company-wide system.

   Scanning Capabilities

       The Company has introduced form scanning as part of its data input process. Young America's Intelligent Character Recognition (ICR) system recognizes characters that have been hand-printed by a person using a pen or pencil, thus greatly reducing the manual keying of data for some of its clients. The system provides a cost-effective, alternative processing option that reduces data input time. The scanning process also allows Young America to retain forms electronically, resulting in less paperwork and easier data retrieval.

INDUSTRY OVERVIEW

      The Company is not aware of any industry service or analyst that tracks the consumer interaction processing industry as such. The Company believes that this may be because the industry is very fragmented and evolving. The Company believes that it may be one of only a few companies that characterize themselves as consumer interaction processors rather than identifying themselves with other industries, such as teleservices or direct marketing, or positioning themselves in a specific segment of the CIP industry, such as promotion fulfillment.

      Although direct industry data is not available, the services provided by the Company can be viewed in the context of overall consumer promotional spending by its clients. Levels of spending on consumer promotion activities reflect what the Company believes is a trend among consumer-oriented companies toward increasing the proportion of more targeted marketing activities involving interaction with consumers and reducing the proportion of mass marketing approaches such as general market advertising and free-standing insert coupons.

      According to Promo magazine, expenditures in the United States in 13 categories of consumer promotion reached a total of approximately $79.4 billion in 1997. In measuring the size of the industry, Promo magazine included expenditures for premium incentives, point of purchase displays, advertising specialties (such as logo-identified objects), couponing, specialty printing, promotional licensing, sponsored events, promotional fulfillment, interactive marketing (including toll-free number programs and the Internet), research, promotional agency services, in-store marketing and product sampling. According to Promo magazine, promotional fulfillment spending, the category management believes best represents the Company's business, reached $2.86 billion in 1997, representing a 14.4% increase over the $2.5 billion reported for 1996. Promo magazine reported that two of the features driving the growth in promotional fulfillment spending were internet contests and sampling programs plus consumer data collection.

COMPETITION

      The market in which the Company competes is highly competitive and fragmented, including competitors that are small firms offering specific applications, divisions of large entities and large independent firms. The Company competes on the basis of quality of service, ability to execute high-volume and complex programs, price and timeliness of service execution.

WORKFORCE

      The Company's workforce is not unionized and consists of approximately 900 full-time employees supplemented by part-time employees and independent contractors. The independent contractors work in their homes checking order submissions and hand-keying data. In 1998, the Company's active workforce varied from approximately 1,700 to approximately 2,500, depending on the volume of processing activity.

      The following table sets forth the average breakdown of the Company's workforce for the twelve-month period ended December 31, 1998:

Full-time fixed employees ...........................................      12.4%
Full-time variable employees ........................................      31.2
Part-time permanent employees .......................................       7.3
Agency contract employees ...........................................      26.0
Independent contractors .............................................      23.1
                                                                          -----
     Total workforce ................................................     100.0%

----------


      Full-time fixed employees work full-time, year round. Full-time variable employees work full shifts on an as-needed basis. Part-time permanent employees work partial shifts year round. Agency contract employees are obtained though agreements with independent employment agencies and are used on an as-needed basis. Independent contractors work flexible hours on an as-needed basis from their homes. The Company's flexible workforce enables it to maintain a significant proportion of its labor cost as a variable cost while still being able to respond effectively to variations in processing volumes throughout the year.

      The Company believes that its relations with employees is good.


ITEM 2. PROPERTIES

      The Company's headquarters and main facility are located in Young America, Minnesota, where it has the capability of performing substantially all types of activities involved in rendering its CIP services.

      The Company's facilities are as follows:

                                                       APPROXIMATE
LOCATION                         FUNCTION             SQUARE FOOTAGE    OWNED/LEASED     LEASE EXPIRATION
--------                         --------             --------------    ------------     ----------------
Young America, MN.......   Corporate offices and         161,900            Owned(1)            --
                             warehouse  --
                             capabilities include
                             inbound and outbound
                             processing and
                             customer service
Glencoe, MN.............   Warehouse                      97,100           Leased          May 31, 2002
LeCenter, MN............   Warehouse                      20,000           Leased        December 31, 1999
Mankato, MN.............   Inbound processing and         54,200           Leased          June 30, 2001
                             customer service
Winthrop, MN............   Outbound processing            24,000           Leased        December 31, 2002
Chanhassen, MN..........   Information systems             5,000           Leased        January 31, 2000
                             applications
                             development
Oklahoma City, OK.......   Call center                    25,000           Leased        January 31, 2004

------------
(1)   Owned by Holdings and leased to Young America.

      The Company believes that its property and equipment are generally well-maintained and in good condition and that it has or can quickly acquire sufficient capacity for its current and projected operational and warehousing needs.



ITEM 3. LEGAL PROCEEDINGS


The Company from time to time is involved in routine litigation incidental to the conduct of its business. The Company believes that no litigation pending against it will have a material adverse effect on its financial condition or results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS


All of the outstanding common stock of Young America is owned by Holdings. There is no established public trading market for Holdings' Class A Common Stock, Class B Common Stock or Class C Common Stock. At March 15, 1999, there were 20 holders of record of Class A Common Stock , one holder of record of Class B Common Stock and one holder of record of Class C Common Stock. Holdings has never declared or paid dividends on its capital stock and does not anticipate doing so in the foreseeable future. For additional information, see "Security Ownership of Certain Beneficial Owners and Management"in this Annual Report of Form 10-K.

      Since January 1, 1996, Holdings has issued unregistered securities to investors and to certain other individuals as set forth below.

- In November 1997, in connection with the Recapitalization, Holdings issued an aggregate of 1,169,530 shares of its Class A Common Stock, 442,884 shares of its Class B Common Stock and 172,727 shares of its Class C Common Stock to the Investor Group for an aggregate purchase price of $38.9 million. Such issuance was made in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended, contained in Section 4(2) of the Securities Act.

- In February 1998, the Company issued through BT Alex. Brown & Company ("BTAB"), as initial purchaser, $80 million principal amount of Old Notes for $77.6 million, net of $2.4 million of discount to the initial purchaser. BTAB resold the Old Notes to qualified institutional buyers in reliance on Rule 144A under the Securities Act. BTAB is an affiliate of BTCP.


ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA


      The following tables present selected financial data for each of the years in the five-year period ended December 31, 1998. The financial data for the years ended December 31, 1996, 1997 and 1998 are derived from and should be read in conjunction with the audited financial statements of Holdings and the related notes thereto included elsewhere in this Annual Report on Form 10-K. The selected financial data for the years ended December 31, 1994 and 1995 are derived from audited financial statements of Holdings that are not included in this report.


                                                                 YEAR ENDED DECEMBER 31,
                                                                 -----------------------

                                             1998           1997           1996           1995           1994
                                           ---------      ---------      ---------      ---------      ---------
STATEMENT OF OPERATIONS DATA:
Revenues ..............................    $ 238,960      $ 175,297      $ 135,716      $ 116,268      $ 103,758
Cost of Revenues
  Rebates, postage and freight ........      174,365        105,212         84,191         80,635         70,747
  Processing and servicing ............       49,434         40,447         31,393         24,920         20,346
                                           ---------      ---------      ---------      ---------      ---------
Gross profit ..........................       15,161         29,638         20,132         10,713         12,665
Selling expenses ......................        6,059          5,504          4,610          3,493          2,927
General and administrative expenses ...        5,798          9,754          7,140          5,949          6,127
Compensation charges attributable to
  Recapitalization ....................          (43)        17,924             --             --             --
Reserve for lease obligations .........          850             --             --             --             --
                                           ---------      ---------      ---------      ---------      ---------
Operating income (loss) ...............        2,497         (3,544)         8,382          1,271          3,611
Interest expense ......................      (13,095)        (1,029)           (91)          (252)          (163)
Interest income .......................          666          1,038            201             10             28
Transaction costs attributable to
  Recapitalization ....................           --         (1,967)            --             --             --
Other income (expense) ................         (182)            --            (60)           (15)            30
                                           ---------      ---------      ---------      ---------      ---------
Income (loss) before income taxes .....      (10,114)        (5,502)         8,432          1,014          3,506
Provision for (benefit from) income
 taxes ................................       (3,742)           423             --             --             --
                                           ---------      ---------      ---------      ---------      ---------
Net income (loss) .....................    $  (6,372)     $  (5,925)     $   8,432      $   1,014      $   3,506
                                           =========      =========      =========      =========      =========

UNAUDITED PRO FORMA INCOME TAX DATA:
Income (loss) before income taxes .....    $ (10,114)     $  (5,502)     $   8,432      $   1,014      $   3,506
Provision for (benefit from) income
  taxes (a) ...........................       (3,742)        (1,308)         3,120            375          1,297
                                           ---------      ---------      ---------      ---------      ---------
Pro forma net income (loss) ...........    $  (6,372)     $  (4,194)     $   5,312      $     639      $   2,209
                                           =========      =========      =========      =========      =========

OTHER FINANCIAL DATA:
EBITDA, as adjusted(b) ................    $   4,511      $  (1,956)     $   9,578      $   2,238      $   4,561
EBITDA, as adjusted, margin(c) ........          1.9%          (1.1%)          7.1%           1.9%           4.4%
Capital expenditures ..................    $   2,374      $   3,330      $   1,739      $   1,061      $   1,142
Depreciation and amortization(d) ......        2,014          1,588          1,196            967            950
Cash interest expense(e) ..............        9,450            981             91            252            163
Ratio of earnings to fixed charges(f) .           --             --          13.1x           2.5x           9.4x

                                                                     As of December 31,

                                             1998           1997           1996           1995           1994
                                           ---------      ---------      ---------      ---------      ---------
BALANCE SHEET DATA:
Cash and cash equivalents .............    $  12,220      $  17,940      $  20,573      $     242      $     296
Working Capital .......................          (40)        11,136          5,823          2,076          2,504
Total assets ..........................       45,662         41,742         36,443         20,197         18,589
Total debt ............................       80,000         80,000             --             --             --
Redeemable Class A Common Stock .......          890          7,380             --             --             --
Stockholders' (deficit) equity ........      (65,729)       (65,057)        12,073          7,847          8,166

(a) For periods ended on or prior to December 31, 1997 reflects the pro forma income tax provision that would have been provided had the Company been a C corporation, rather than an S corporation, for income tax purposes.

      (b) EBITDA, as adjusted, represents earnings before net interest expense, other income(expense), income taxes, depreciation and amortization. Data for EBITDA, as adjusted, is included because management understands that such information is considered by certain investors as an additional basis on which to evaluate the Company's ability to pay interest, repay debt and make capital expenditures. EBITDA, as adjusted, does not reflect deductions for interest, other expense, income taxes, depreciation and amortization, each of which can significantly affect the Company's results of operations and liquidity and should be considered in evaluating the Company's financial performance. EBITDA, as adjusted, is not intended to represent and should not be considered more meaningful than, or an alternative to, measures of operating performance determined in accordance with generally accepted accounting principles.

(c) EBITDA, as adjusted, margin represents EBITDA, as adjusted, as a percentage of revenues.

(d)   Excludes amortization of deferred financing costs.

(e)   Cash interest expense excludes amortization of deferred financing costs.

(f) The ratio of earnings to fixed charges has been calculated by dividing income before income taxes and fixed charges by fixed charges. Fixed charges for this purpose include interest expense, amortization of deferred financing costs and one third of operating lease payments (the portion deemed to be representative of the interest factor). For the years ended December 31, 1998 and 1997, earnings were inadequate to cover fixed charges by $10,114 and $5,502, respectively. The shortfall for the year ended December 31, 1998 was largely attributable to a full year of interest expense on debt incurred in connection with the Recapitalization, amortization and write-off of deferred financing costs of $3.6 million, and a one-time reserve for the termination of Interactive Voice Response leases of $850, and the shortfall for the year ended December 31, 1997 was attributable to fees and expenses incurred in connection with the Recapitalization, including compensation charges of $17,924 for bonuses and phantom stock payments and transaction fees and expenses of $1,967.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following information should be read in conjunction with the "Selected Consolidated Financial Data" and the historical consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K. The following discussion and analysis of the financial condition and results of operations covers periods before completion of the Recapitalization and the financing thereof. As a result of the Recapitalization and the issuance of the New Notes, the Company is highly leveraged and the interest expense resulting from the New Notes and other outstanding debt has and will continue to significantly effect the Company's results of operations. Accordingly, the results of operations for periods subsequent to the Recapitalization and the financing thereof will not be directly comparable to prior periods.

OVERVIEW

      The Company derives its revenues principally from three sources: service fees, rebate billings and postage and freight billings. Service fees are billed to clients primarily for (i) order processing (including the handling of mail, telephone calls, facsimiles and e-mail received from consumers), (ii) fulfillment (including the delivery of product premiums and samples as well as rebate checks to consumers), (iii) data gathering, analysis and reporting and
(iv) related customer service (including receiving and responding to consumer inquiries). As described below, the Company bills clients for the face amount of rebate checks issued by the Company under certain rebate programs and for postage and/or freight related to fulfillment of rebate checks and shipments of merchandise under premium and product sampling programs.

      In connection with approximately 45% of the aggregate dollar amount of checks issued under rebate programs for which the Company has provided CIP services, the Company has entered into contractual arrangements with its clients providing that the Company would fund from the Company's own working capital the payment of rebates offered by the clients. In such cases, the face amount of the rebate checks issued to consumers is then billed to the Company's clients and recognized as revenue by the Company. As is typical in the industry, a portion of checks issued to consumers are not cashed, and, under the contractual arrangements with clients, the Company retains the amount of the uncleared checks, which the industry refers to as slippage. In those situations where the Company has not been asked to use its working capital to fund rebate programs, the Company's revenues will be significantly lower because it will collect only service fees and charges for postage, and the Company will not retain slippage. In such circumstances, the Company generally quotes higher service fees for client-funded rebate programs in order to offset the lack of slippage to be retained by the Company. Thus, a change in the mix of rebate programs from Company-funded to client-funded should not have a material impact on the Company's reported gross profit unless there also occurs a substantial change in the overall volume of rebate programs handled by the Company for its clients.

      The Company recognizes as revenue the amount billed to clients for shipping merchandise premiums and samples and for mailing rebate checks. Such billings are generally based upon standard rates which approximate those that would be charged to such clients by the United States Postal Service or other delivery services. The Company realizes a margin on postage and freight revenues because it pays lower rates to the delivery services reflecting (i) discounts available to the Company for performing various sorting and other tasks and (ii) the high-volume of mail and other shipments sent by the Company for all its clients in the aggregate.

      Although the Company's operating results are not subject to seasonality, the Company's quarterly revenues and profitability can be impacted by the timing of its clients' programs, the availability of client-provided merchandise to fulfill consumer requests or clients' decisions not to repeat specific marketing programs. Program timing can affect quarterly revenues and profitability because most of the marketing programs that the Company supports are short in duration. The Company's activity level on a particular marketing program is often concentrated around the consumers' final response date under the program, so that the Company's revenues from a high-volume program may be concentrated in one or two quarters. In addition, with premium programs, the volume of consumer requests can be difficult to predict. To the extent clients have underestimated the consumer response to their programs and have not provided the Company with sufficient quantities of merchandise, the Company may not be able to fulfill all consumer requests in a timely manner. Consequently, the Company may be delayed in performing a portion of its services and recognizing the related revenue. In such situations, however, the Company often handles increased consumer inquiry calls to the Company's call centers and may mail delay card and order acknowledgment correspondence to consumers. For providing these extra services, the Company will derive additional revenue and gross profit from service fees.

      The marketing programs undertaken by the Company's clients can vary significantly in timing, size and type, resulting in variations in requirements for labor, facilities and equipment. The Company seeks flexibility in the way that it obtains these resources and attempts to increase the variable proportion of its cost structure. The Company's operations are very labor intensive, with labor costs representing approximately 66% of processing and servicing costs in each of, 1997 and 1998, and 82% and 68% of selling, general and administrative expenses for 1997 and 1998, respectively. The Company's use of a flexible labor force, including part time and variable employees and independent contractors, makes its processing and servicing expense structure more variable.

      The Company also strives to achieve flexibility in its commitments for facilities and equipment. A premium program that involves receiving, storing and shipping a large number of merchandise items or items of large size requires more warehouse space, packaging equipment and sophisticated inventory management systems than a rebate program that involves mailing rebate checks. The Company has limited owned real property and attempts to utilize operating leases for facilities wherever possible. The Company also generally seeks to lease technology-related equipment under operating leases with flexible options in order to be able to eliminate or substitute equipment to reduce lease costs commensurate with needs or to allow the Company to upgrade or change equipment.



RESULTS OF OPERATIONS

The Year Ended December 31, 1998 Compared with the Year Ended December 31, 1997

      Revenues. Revenues for the year ended December 31, 1998 increased by $63.7 million or 36.3% to $239.0 million from $175.3 million for the year ended December 31, 1997. The increase in revenues reflected an increase in rebate revenues of $88.0 million, offset in part by a decrease of postage and freight revenues of $20.2 million and a decrease in servicing revenues of $4.1 million. The increase in rebate revenues was largely attributable to the addition of new clients that conducted high-dollar value rebate programs. The reduction in postage and freight revenues reflects the absence in 1998 of two large premium programs of one client that required the shipment of high volumes of premium items. That same client continues to place business with the Company, although it did not run a similar program in 1998. Servicing revenues were impacted by the absence of the same client program. The client ran a large premium program in 1996 that required the Company's services into the second quarter of 1997, and then ran a similar program in 1997 that resulted in large volumes of consumer orders in the third and fourth quarters of 1997. Although the client did not run a similar program in 1998, the Company has replaced most of the servicing revenue from that client with programs from other existing and new clients. Servicing revenue from all other clients increased 37.5%, to $52.8 million in 1998 from $38.4 million in 1997.

      Gross Profit. The Company's gross profit declined to $15.2 million or 6.3% of revenues for the year ended December 31, 1998. Gross profit for the year ended December 31, 1997 was $29.6 million or 16.9% of revenues. The reduction of gross profit as a percentage of revenues was the result of (i) a change in the mix of revenues from higher margin servicing revenues and postage and freight revenues to lower margin rebate revenues and (ii) increased expenses associated with added capacities and capabilities in anticipation of market changes and requirements for technology-based services. The ramp up in processing capacity was primarily associated with technical improvements along with capability and capacity advances in computer equipment, software and telemarketing systems including Interactive Voice Response, and, limited facility expansion related to a new call center in Oklahoma City. The Company's efforts to expand its processing capabilities and capacity began in 1996 as part of its emphasis on high-volume programs including new programs and servicing concepts, which involve significant technology investment. In 1998, the Company took measures to reduce expenses as certain client programs had lower than anticipated levels of consumer participation and the mix of the expected servicing revenue growth over the next 12 months is not expected to require the levels of capacity the Company had in certain areas. In the third quarter of 1998, the Company closed the outbound processing facility in Belle Plaine, Minnesota and the inbound processing facility in Albert Lea, Minnesota. As a result of the Company's strategy to enter into short-term leases, the Company did not incur ongoing or termination expenses under either lease. The operations of these facilities were consolidated into the Company's other existing facilities during the third quarter of 1998. In addition, an organizational restructuring was also completed in the beginning of the third quarter of 1998 that consolidated the majority of the call center functions from the Young America, Minnesota call center to the Mankato, Minnesota and Oklahoma City, Oklahoma call centers. The Company has retained a small amount of call center capacity in Young America, Minnesota to handle small client jobs and call volume overflow from the Company's other call center facilities.

      Operating Income. Operating income for the year ended December 31, 1998 was $2.5 million as compared to an operating loss of $3.5 million for 1997. Included in the 1997 operating loss were compensation charges of $17.9 million attributable to the Recapitalization. Excluding the effect of these compensation charges, 1997 operating income would have been $14.4 million, or 8.2% of revenues as compared to $2.5 million in 1998 or 1.0% of revenues. This $11.9 million decrease was due to the decrease in gross profit, which was only partially offset by a $4.0 million reduction in general and administrative expenses from $9.8 million in 1997 to $5.8 million in 1998 primarily due to a $4.8 million decrease in profit sharing and management bonuses. No such profit sharing and management bonuses were paid in 1998. Excluding the 1997 profit sharing and management bonus expenses of $4.8 million, general and administrative expenses in 1998 increased 16.0% over 1997, reflecting increased fees related to the new ownership and debt structure. Selling expenses increased from $5.5 million in 1997 to $6.0 million in 1998 reflecting additions to sales and support staff to service new and more complex client programs.

      1998 operating income was also adversely affected by a $850 one-time expense related to the reserve for certain operating leases. During the first quarter of 1998, the Company entered into operating leases to increase its Interactive Voice Response capacity. These leases were entered into specifically to meet the estimated requirements of a new customer. Due to a variety of factors, the Company made a decision to terminate its relationship with this customer during the fourth quarter of 1998. As a result, the Company had lease obligations from which it would receive no future economic benefit. During the fourth quarter, the Company recorded a special charge of $850 to reserve for these future obligations.


      Interest Expense and Interest Income. Interest expense was $13.1 million in 1998 as compared to $1.0 million in 1997. This increase principally reflects a full year of interest expense on indebtedness incurred to finance the Recapitalization and $3.6 million of amortization of deferred financing costs. Amortization of deferred financing costs included $3.3 million of costs associated with obtaining the Bridge Facility, which costs were written off upon repayment of the Bridge Facility with the proceeds of the Old Notes, and the partial amortization of costs associated with the issuance of the Old Notes and New Notes thereafter. Interest expense of $1.0 million in 1997 represents the interest associated with the Bridge Facility for the period of November 25, 1997 through the end of the year. Interest income was $.7 million in 1998 as compared to $1.0 million in 1997 due to lower average cash balances in 1998.

      Other Income and Expense. Other expense of $.2 million in 1998 was primarily related to the investigation of a potential acquisition that took place in the second quarter of 1998 and that was not pursued. In 1997, the Company incurred $2.0 million of non-recurring fees and expenses in connection with the Recapitalization.

      Income Taxes. The Company recorded an income tax benefit of $3.7 million for 1998 as compared to an income tax provision of $.4 million in 1997. Prior to the Recapitalization, the Company was an S corporation for income tax purposes. Accordingly, for periods prior to the Recapitalization, the Company did not accrue income tax expense on its historical financial statements. The statement of income for 1997 includes proforma net income (loss) information reflecting a pro forma benefit for taxes in 1997 of $1.3 million, calculated at an assumed combined federal and state tax rate of 37% as if the termination of Holdings' status as an S corporation had occurred as of the beginning of 1997.

      Net Income. As a result of the foregoing, the Company's net loss increased to $6.4 million in 1998 from $5.9 million in 1997.

The Year Ended December 31, 1997 Compared with the Year Ended December 31, 1996

      Revenues. Revenues for the year ended December 31, 1997 increased by $39.6 million or 29.2% to $175.3 million from $135.7 million for the year ended December 31, 1996. The increase in revenues was comprised of (i) an increase in service fees of $15.8 million, (ii) an increase in postage and freight revenues of $8.0 million and (iii) an increase in rebate revenues of $15.8 million. Service fees increased due primarily to (x) an increase in complex premium programs serviced by the Company that required multiple handling steps and related customer service (primarily handling consumer inquiries) activity and
(y) new pricing initiatives implemented by the Company in 1996 to better capture costs and previously unbilled services. A portion of the increase in postage and freight revenues and service fees was related to a high-volume premium program run for a single client that resulted in a $14.4 million increase in revenue derived from that client. Though that client conducted similar programs during 1996 and 1997, revenues for the 1996 program were skewed towards the fourth quarter of 1996 and into the first quarter of 1997. The rebate revenue increase for the 1997 period was largely attributable to the addition of several new rebate clients that conducted high dollar value rebate programs in 1997.

      Although revenues for the year ended December 31, 1997 increased compared with revenues for the prior year, revenues for the fourth quarter of 1997 were lower than revenues for the same quarter in 1996.

      Gross Profit. The Company's gross profit increased to $29.6 million or 16.9% of revenues for the year ended December 31, 1997. Gross profit for the year ended December 31, 1996 was $20.1 million or 14.8% of revenues. The gross profit increase of $9.5 million is primarily the result of higher revenue, the continuation of billing practices better reflecting costs and previously unbilled services and an increased level of service fees from complex programs. Such service revenues generally achieve higher gross profit percentages. The Company also benefited from higher margins on postage and freight revenues as a result of increased volumes and an increase in the discount that the Company receives from the United States Postal Service.

      Although gross profit was up significantly for the year ended December 31, 1997 when compared with gross profit for the prior year, gross profit for the fourth quarter of 1997 declined significantly from the level for the same period in the prior year. Fourth quarter gross profit declined by a greater percentage than revenues because increases in processing and servicing costs, principally related to expanded computer hardware capacity, more than offset the declines in variable costs that came with lower volumes.

      Operating Income. For the year ended December 31, 1997, the Company reported an operating loss of $3.5 million because of compensation charges of $17.9 million for bonuses and phantom stock expenses paid in connection with the Recapitalization. Excluding the effect of such nonrecurring charges, the Company would have reported operating income of $14.4 million or 8.2% of revenues, compared with $8.4 million, or 6.2% of revenues, in the prior year. The operating income margin, excluding the effect of the nonrecurring charges, increased as the increase in gross profit more than offset increases in selling, general and administrative expenses. Selling expenses increased by $0.9 million in part due to commissions on higher revenues and in part due to higher payroll costs. General and administrative expenses increased $2.6 million because of increases in contractual and discretionary bonuses, phantom stock arrangements and profit-sharing, which reflected the Company's improved operating performance.

      Although operating income, excluding the effect of the nonrecurring charges, would have been up significantly for the year ended December 31, 1997, in the fourth quarter of 1997, operating income declined significantly as compared to the fourth quarter of 1996. Fourth quarter operating income, excluding such nonrecurring charges, declined by a greater percentage than revenues because the decline in gross profit was only slightly offset by a decline in selling, general and administrative expenses. Selling, general and administrative expenses showed a smaller decline because they are relatively fixed in nature.

      Interest Expense and Interest Income. For the years ended December 31, 1997 and 1996, cash interest expense was $1.0 million and $0.1 million, respectively, while interest income was $1.0 million and $0.2 million, respectively. The growth in interest income from 1996 to 1997 reflects an increase in the level of investable funds retained by the Company after making tax distributions to its shareholders. See " --Liquidity and Capital Resources." The higher level of interest expense in 1997 reflects the incurrence of indebtedness under the Bridge Facility in connection with the Recapitalization.

      Other Expense. The Company incurred $2.0 million of non-recurring fees and expenses in connection with the Recapitalization.

      Net Income (loss). As a result of the foregoing, the Company incurred a net loss of $5.9 million in 1997 as compared to a net income of $8.4 million in 1996.


INCOME TAXES

      Prior to the Recapitalization, Holdings was an S corporation for income tax purposes. As an S corporation, Holdings was only liable for U.S. federal income taxes under certain circumstances and liable for state income taxes in certain jurisdictions; all other domestic income taxes were the responsibility of Holdings' stockholders. Concurrently with the Recapitalization, Holdings became a taxable C corporation. The pro forma net income information in the historical audited financial statements included elsewhere in this Annual Report in Form 10-K reflects the application of corporate income taxes to the Company's taxable income at an assumed combined federal and state tax rate of 37% as if the termination of Holdings' status as an S corporation had occurred as of the beginning of each period presented. Any tax benefits resulting from bonus payments and phantom stock payments made to certain members of management of the Company in connection with the Recapitalization were realized during the period ending on the day immediately prior to the Recapitalization Date when the Company was an S corporation. Accordingly, any such tax benefits were realized by the Selling Stockholders and will not reduce any future tax liability of the Company as a C corporation.

      The conversion from an S corporation to a C corporation resulted in the Company recording, in the fourth quarter of 1997, a net deferred tax liability and a corresponding one-time charge to earnings of approximately $0.9 million. This amount represents management's estimate of differences in the bases of assets and liabilities for tax and financial reporting purposes.

LIQUIDITY AND CAPITAL RESOURCES

      At December 31, 1998, no amounts were outstanding under the Company's $10.0 million bank revolving credit facility (the "Credit Facility") with Norwest Bank Minnesota, N.A. ("Norwest"), and the Company had a stockholders' deficit of $65.7 million, indebtedness of $80.0 million and negative working capital of $(.04) million. On November 25, 1997 the Company completed the Recapitalization (see Note 4 of the Audited Consolidated Financial Statements). On February 23, 1998, Young America Corporation issued $80,000 of 11 5/8% Senior Subordinated Notes due 2006 (the "Old Notes") (see Note 9 of the Audited Consolidated Financial Statements). In August, 1998, the Company and YAC filed with the SEC a registration statement relating to an offer to exchange the

Old Notes for an equal aggregate principal amount of YAC's 11 5/8% Series B Senior Subordinated Notes due 2006 (the "New Notes"). The New Notes are also guaranteed by Holdings on a senior subordinated basis. The registration statement became effective August 6, 1998 and the exchange offer was completed on September 4, 1998.

      The Company has historically financed its operations and capital expenditures principally through the retention of cash flow from operations after payment of distributions to shareholders primarily to permit them to meet tax obligations as a result of the Company being an S corporation prior to the Recapitalization. For the years ended December 31, 1998, 1997 and 1996 net cash provided by (used in) operating activities were $.9 million, ($8.7) million and $25.3 million, respectively. In 1998, cash provided by operating activities was significantly reduced by the payment of interest on the Bridge Facility and Notes. The cash usage in 1997 was attributable to the expenses incurred in connection with the Recapitalization, including compensation charges of $17.9 million for bonuses and phantom stock payments and transaction fees and expenses of $2. 0 million. Excluding the effect of such nonrecurring charges, the Company's 1997 cash flow provided by operations was $11.2 million. The $25.3 million of cash provided by operating activities in 1996 was principally the result of (i) $8.4 million of net income, (ii) a $4.8 million decrease in the trade receivables account balance and (iii) a $9.3 million increase in the collections due to and advances from clients liability account. The Company's future cash flow from operations will continue to reflect (i) income taxes that the Company is required to pay as a C corporation and (ii) interest that will be incurred on outstanding indebtedness, including the New Notes.

      Net cash used in investing activities for the years ended December 31, 1998, 1997 and 1996 were $2.4 million, $3.3 million, and $1.7 million, respectively. These capital expenditures principally relate to purchases of leasehold improvements and warehousing and packaging equipment related to fulfillment services provided by the Company. To support the Oklahoma call center, the Company purchased various equipment and leasehold improvements aggregating $0.5 million. The Company anticipates that capital expenditures for 1999 will not exceed $2.0 million.

      Net cash provided by (used in) financing activities for the years ended December 31, 1998, 1997 and 1996 were $(4.3) million, $9.3 million and ($3.2)
million respectively. Cash used in 1998 reflects the payment of financing costs associated with the placement of the Old Notes and a $.7 million payment to the Selling Stockholders in connection with the Recapitalization. In addition, following December 31, 2001, the Company is obligated to make additional payments, not to exceed $15 million, to the Selling Stockholders and certain employees of the Company, subject to the Company achieving certain performance targets set forth in the agreements relating to the Recapitalization. Net cash provided by financing activities in 1997 of $9.3 million reflects $80.0 million of proceeds from the Old Notes and $38.9 million of proceeds from issuance of common stock to the Investor Group partially offset by $3.3 million of financing costs associated with the Notes and Bridge Loan, the $92.2 million purchase of stock from the Selling Stockholders, and $13.9 million of distribution to shareholders prior to the Recapitalization. Net cash used in 1996 reflects $2.5 million of net repayments made on short-term borrowings and $.7 million of distributions paid to shareholders. There were no shareholder distributions in 1998.

      The Credit Facility provides for borrowings of up to $10.0 million based on a borrowing base formula equal to 85% of Eligible Receivables less Noncleared Rebate Items net of cash and cash equivalents (as defined in the Credit Facility) and has a final maturity date of March 31, 2001. The Credit Facility does not have any commitment reductions scheduled before maturity. Borrowings under the Credit Facility accrue interest, at the option of the Company, at either the bank's base rate or at an interest rate equal to the London interbank rate for Eurodollar deposits for one, two or three month interest periods plus 2.5%. A fee of .5% per annum is payable with respect to the unused Commitment Amount (as defined in the Credit Facility) The Credit Facility is secured by a first priority interest in accounts receivable and related general intangibles of YAC.

      The Credit Facility was amended on November 16, 1998 and March 12, 1999 to revise certain restrictive covenants contained in the original agreement. The Credit Facility currently requires Young America to maintain (i) commencing with the quarter ending December 31, 1999 and for each quarter thereafter, a minimum Interest Coverage Ratio (as defined in the Credit Facility), for the preceding four quarters of 1.35; (ii) for the quarters ending March 31, 1999 and June 30, 1999, a minimum Current Ratio (as defined in the Credit Facility) of 1.0, and 1.10 for each quarter thereafter; and (iii) for the nine months ending September 30, 1999, a minimum cumulative EBITDA of $9.5 million. Based on its current operating results and business plans, the Company believes that it will be able to satisfy these requirements. The Credit Facility restricts Young America's capital expenditures to $0.5 million per quarter and cumulative annual capital expenditures to $2.0 million. In addition, the Credit Facility, contains other covenants that, among other things, restrict acquisitions, investments, dividends, liens and other indebtedness, management fees, disposition of assets, change of voting control and guarantees.

      In compliance with certain state laws, the Company obtains performance bonds in connection with sweepstakes programs it manages on behalf of clients. The Company is indemnified by its clients for any obligations on those performance bonds, and the cost to the Company of obtaining the performance bonds plus a markup is billed to the clients.

      The Company will rely mainly on internally generated funds, and to the extent necessary, borrowings under the Credit Facility, to meet its liquidity needs. The Company also expects to utilize operating leases to finance its needs for facilities and certain equipment. See Note 8 of Notes to the Consolidated Financial Statements for a summary of the Company's commitments under operating leases. The Company believes that the cash flow from operations together with existing cash and cash equivalents and available borrowings under the Credit Facility will be adequate to meet its liquidity requirements, including interest payments with respect to the Notes, for at least the next 12 months.

      The Company's ability to pay principal and interest on the New Notes and to satisfy its other debt obligations will depend upon its future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond the control of the Company. The Company's ability to pay principal and interest on the New Notes and to satisfy its other debt obligations will also depend upon the future availability of revolving credit borrowings under the Credit Facility or any successor facility. Such availability is or may depend on, among other things, the Company meeting certain specified borrowing base prerequisites. The Company expects that, based on current and expected levels of operations, its operating cash flow, together with borrowings under the Credit Facility, should be sufficient to meet its operating expenses, to make necessary capital expenditures and to service its debt requirements as they become due. If the Company is unable to service its indebtedness, it will be forced to take actions such as reducing or delaying acquisitions and/or capital expenditures, selling assets, restructuring or refinancing its indebtedness (which could include the New Notes), or seeking additional equity capital. There is no assurance that any of these remedies can be effected on satisfactory terms, if at all.

YEAR 2000 ISSUES

      As the end of the 20th century approaches, most businesses face the challenge of ensuring that their software and hardware resources, and ultimately the automated processing and business activities that depend on information flow, will continue to function into the 21st century. The "Year 2000 problem", which arises from the use of a two-digit field to identify years in computer software and hardware and the assumption of a single millennium - the 1900's, is expected to cause many business systems to fail or produce inaccurate results. The Company believes it is well positioned to address these issues and bring its systems and business operations into compliance. An enterprise-wide program is currently underway with the goal of achieving Year 2000 compliance.

      The Company has completed an internal review of its systems and operations The inventory and assessment of internal information technology and non-IT systems have been inventoried, and the process of remediation, as appropriate, is underway. Remediation may include repair, replacement, or upgrade, with priorities based on a business risk assessment. Based on the information available to date, the Company does not anticipate any significant readiness problems with respect to its systems. The Company expects the remediation efforts to be completed by the end of the third quarter of this year, and contingency plans, where appropriate, completed by the end of the year. The Company anticipates that it will incur incremental costs not to exceed $.5 million in total in addressing Year 2000 issues, of which approximately $.1 million has been incurred to date.

      In an effort to review the Year 2000 readiness of its key vendors and suppliers, the Company has sent to them Year 2000 questionnaires and is in the process of evaluating the responses. Based on the information received to date, the Company does not expect any significant Year 2000 problems with its key vendors and suppliers. However, if the Company's primary telecommunication providers fail to meet their Year 2000 system requirements on a timely basis, the Company's call center operations could be significantly impacted which could have a material adverse effect on the Company. The Company is using a similar process to evaluate the systems of its clients.

      The outcome of the Company's Year 2000 program is subject to a number of risks and uncertainties, some of which are beyond its control. Therefore, there can be no assurances that the Company will not incur material costs beyond the above-anticipated costs, or that the Company's business, financial condition, or results of operations will not be significantly impacted due to Year 2000 issues.


RECENT ACCOUNTING PRONOUNCEMENTS

      AICPA Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," issued in March 1998, is effective for fiscal years beginning after December 15, 1998. This statement provides guidance on accounting for the costs of computer software developed or obtained for internal use. The Company is currently analyzing the implementation of SOP 98-1 and does not believe it will have a material impact on the Company's financial condition or results of operations when the Company adopts it in the first quarter of 1999.

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective for years beginning after June 15, 1999. SFAS No. 133 established accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value SFAS No.133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. Special accounting for qualifying hedges allow a derivative's gains or losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company has not yet quantified the impact of adopting SFAS 133 and has not yet determined the timing of adoption.

      In April 1998, the Financial Accounting Standards Board issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start Up Activities", effective for fiscal years beginning after December 15, 1998. SOP 98-5 requires the expensing of start-up activities as incurred, versus capitalizing and expensing them over a period of time. The Company is currently in the process of assessing the impact of adopting SOP 98-5 and will adopt this new pronouncement in the first quarter of 1999.

INFLATION

      The Company believes that inflation has not had a material impact on its results of operations for the periods and years reported. As a result of its cost based services pricing and the short-term nature of client contracts, the Company does not anticipate that inflation will have a negative impact on its operations in the future, other than the impact that inflation may have on the economy as a whole.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. The Company does not enter into derivative or other financial instruments for trading or speculative purposes.

      The Company manages its interest rate risk by balancing the amount of fixed and variable debt. For fixed rate debt, interest changes affect the fair market value but do not impact earnings or cash flows. Conversely for variable rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. At December 31, 1998, the Company had a fixed rate debt of $80 million and variable rate available borrowings up to $10 million under the Credit Facility.

                          Young America Holdings, Inc.

                       Consolidated Financial Statements
                        as of December 31, 1998 and 1997
                            Together With Report of
                         Independent Public Accountants

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Young America Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Young America Holdings, Inc. (a Minnesota corporation, formerly Young America Corporation) as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Young America Holdings, Inc. as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



                                       ARTHUR ANDERSEN LLP



Minneapolis, Minnesota,
  February 16, 1999

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Young America Holdings, Inc.:

We have audited the accompanying Young America Holdings, Inc. (formerly Young America Corporation) statements of operations, stockholders' equity and cash flows for the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, Young America Holdings, Inc.'s results of its operations and its cash flows for the year ended December 31, 1996 in conformity with generally accepted accounting principles.



                                       McGLADREY & PULLEN, LLP



Minneapolis, Minnesota,
  February 14, 1997

                          YOUNG AMERICA HOLDINGS, INC.

                           Consolidated Balance Sheets

                                As of December 31

                    (Amounts in Thousands, Except Share Data)


                                                                      1998            1997
                                                                    --------        --------
                            ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                         $ 12,220        $ 17,940
  Trade receivables, net of allowance as of December 31, 1998
    and 1997 of $47 and $45, respectively                             16,184          11,482
  Supplies inventory                                                     759             615
  Prepaid expenses                                                       907             518
                                                                    --------        --------
          Total current assets                                        30,070          30,555
                                                                    --------        --------
PROPERTY AND EQUIPMENT, at cost:
  Land and improvements                                                  639             639
  Building and improvements                                            5,853           5,710
  Machinery and equipment                                              2,578           2,228
  Transportation equipment                                               170             147
  Office furniture and fixtures                                        3,122           2,571
  Electronic equipment and software                                    7,281           6,261
                                                                    --------        --------
                                                                      19,643          17,556
  Less- Accumulated depreciation                                     (11,391)         (9,661)
                                                                    --------        --------
                                                                       8,252           7,895
  Deferred financing costs                                             3,108           3,292
  Deferred tax asset                                                   4,232              --
                                                                    --------        --------
          Total assets                                              $ 45,662        $ 41,742
                                                                    ========        ========

                          YOUNG AMERICA HOLDINGS, INC.

                           Consolidated Balance Sheets

                                As of December 31

                    (Amounts in Thousands, Except Share Data)

                                   (Continued)


                                                                     1998            1997
                                                                   ---------        --------
            LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Noncleared rebate items                                          $  14,066        $  4,526
  Accounts payable                                                     1,732           2,331
  Collections due to and advances from clients                         6,131           3,548
  Deferred income taxes                                                  897             417
  Accrued expenses-
    Interest                                                           3,514             976
    Compensation                                                       1,289           5,860
    Other                                                              2,481           1,761
                                                                   ---------        --------
          Total current liabilities                                   30,110          19,419
                                                                   ---------        --------
LONG-TERM DEBT (Note 9)                                               80,000          80,000

OTHER LONG-TERM LIABILITIES (Note 11)                                    391              --

COMMITMENTS AND CONTINGENCIES (Note 8)

REDEEMABLE CLASS A COMMON STOCK, as of December 31, 1998 and
  1997, 40,894 and 339,096 shares issued and outstanding,
  respectively (Note 5)                                                  890           7,380

STOCKHOLDERS' DEFICIT:
  Class A Common Stock, par value $1 per share; as of
    December 31, 1998 and 1997, 3,000,000 shares
    authorized, and 1,255,455 and 964,833
    shares issued and outstanding, respectively (Note 5)               1,255             965
  Class B Common Stock, par value $1 per share; as of
    December 31, 1998 and 1997, 1,500,000 shares authorized
    and 442,884 shares issued and outstanding                            443             443
  Class C Common Stock, par value $1 per share; as of
    December 31, 1998 and 1997, 1,500,000 shares authorized;
    172,727 shares issued and outstanding                                173             173
  Additional paid-in capital                                          36,083          30,024
  Retained deficit                                                  (103,683)        (96,662)
                                                                   ---------        --------
          Total stockholders' deficit                                (65,729)        (65,057)
                                                                   ---------        --------
          Total liabilities and stockholders' deficit              $  45,662        $ 41,742
                                                                   =========        ========


The accompanying notes are an integral part of these consolidated balance sheets.

                          YOUNG AMERICA HOLDINGS, INC.

                      Consolidated Statements of Operations

                         For the Years Ended December 31

                             (Amounts in Thousands)


                                                        1998             1997             1996
                                                     ---------        ---------        ---------
REVENUES                                             $ 238,960        $ 175,297        $ 135,716

COST OF REVENUES:
  Rebates, postage and freight                         174,365          105,212           84,191
  Processing and servicing                              49,434           40,447           31,393
                                                     ---------        ---------        ---------
          Gross profit                                  15,161           29,638           20,132
                                                     ---------        ---------        ---------
OPERATING EXPENSES:
  Selling                                                6,059            5,504            4,610
  General and administrative                             5,798            9,754            7,140
  Compensation charges attributable to                     (43)          17,924               --
    Recapitalization
  Reserve for lease obligations (Note 11)                  850               --               --
                                                     ---------        ---------        ---------
                                                        12,664           33,182           11,750
                                                     ---------        ---------        ---------
          Operating (loss) income                        2,497           (3,544)           8,382
                                                     ---------        ---------        ---------
OTHER INCOME (EXPENSE):
  Interest expense                                     (13,095)          (1,029)             (91)
  Interest income                                          666            1,038              201
  Transaction costs attributable to                         --           (1,967)              --
    Recapitalization
  Other                                                   (182)              --              (60)
                                                     ---------        ---------        ---------
          Other income (expense)                       (12,611)          (1,958)              50

(LOSS) INCOME BEFORE PROVISION (BENEFIT) FOR
  INCOME TAXES                                         (10,114)          (5,502)           8,432

PROVISION (BENEFIT) FOR INCOME TAXES                    (3,742)             423               --
                                                     ---------        ---------        ---------
          Net income (loss)                          $  (6,372)       $  (5,925)       $   8,432
                                                     =========        =========        =========

UNAUDITED PRO FORMA NET (LOSS) INCOME:
  Income (loss) before provision (benefit) for
    income taxes                                     $ (10,114)       $  (5,502)       $   8,432
  Pro forma income tax (benefit) expense                (3,742)          (1,308)           3,120
                                                     ---------        ---------        ---------
          Pro forma net income (loss)                $  (6,372)       $  (4,194)       $   5,312
                                                     =========        =========        =========


The accompanying notes are an integral part of these consolidated financial statements.

                          YOUNG AMERICA HOLDINGS, INC.

                Consolidated Statements of Stockholders' Deficit

                         For the Years Ended December 31

                    (Amounts in Thousands, Except Share Data)


                                              Class A Common               Class B Common            Class C Common
                                                  Stock                        Stock                     Stock           Additional
                                        ------------------------        ------------------       ------------------       Paid-In
                                          Shares          Value          Shares      Value       Shares       Value       Capital
                                        ---------        -------        -------      -----       -------      -----      ----------
BALANCE, December 31, 1995                  1,920        $     2             --       $ --            --       $ --       $    315
  Net income                                   --             --             --         --            --         --             --
  Distributions to stockholders                --             --             --         --            --         --             --
                                        ---------        -------        -------       ----       -------       ----       --------
BALANCE, December 31, 1996                  1,920              2             --         --            --         --            315
  Net loss                                     --             --             --         --            --         --             --
  Stock split                           1,918,080          1,918             --         --            --         --             --
  Distributions to stockholders                --             --             --         --            --         --             --
  Proceeds from issuance of
    Common Stock                        1,169,530          1,170        442,884        443       172,727        173         37,043
  Redemption of Common Stock           (1,785,600)        (1,786)            --         --            --         --           (293)
  Reclassification to Redeemable
    Class A Common Stock                 (339,097)          (339)            --         --            --         --         (7,041)
                                        ---------        -------        -------       ----       -------       ----       --------
BALANCE, December 31, 1997                964,833            965        442,884        443       172,727        173         30,024
  Net loss                                     --             --             --         --            --         --             --
  Reclassification from
    Redeemable Class A Common
    Stock                                 290,622            290             --         --            --         --          6,059
  Final recapitalization                       --             --             --         --            --         --             --
                                        ---------        -------        -------       ----       -------       ----       --------
BALANCE, December 31, 1998              1,255,455        $ 1,255        442,884       $443       172,727       $173       $ 36,083
                                        =========        =======        =======       ====       =======       ====       ========


                                             Retained
                                             Earnings
                                             (Deficit)         Total
                                             ---------        --------
BALANCE, December 31, 1995                   $   7,530        $  7,847
  Net income                                     8,432           8,432
  Distributions to stockholders                 (4,206)         (4,206)
                                             ---------        --------
BALANCE, December 31, 1996                      11,756          12,073
  Net loss                                      (5,925)         (5,925)
  Stock split                                   (1,918)             --
  Distributions to stockholders                (10,412)        (10,412)
  Proceeds from issuance of
    Common Stock                                    --          38,829
  Redemption of Common Stock                   (90,163)        (92,242)
  Reclassification to Redeemable
    Class A Common Stock                            --          (7,380)
                                             ---------        --------
BALANCE, December 31, 1997                     (96,662)        (65,057)
  Net loss                                      (6,372)         (6,372)
  Reclassification from
    Redeemable Class A Common
    Stock                                           --           6,349
  Final recapitalization                          (649)           (649)
                                             ---------        --------
BALANCE, December 31, 1998                   $(103,683)       $(65,729)
                                             =========        ========



The accompanying notes are an integral part of these consolidated financial statements.

                          YOUNG AMERICA HOLDINGS, INC.

                      Consolidated Statements of Cash Flows

                         For the Years Ended December 31

                             (Amounts in Thousands)


                                                                             1998            1997            1996
                                                                           --------        --------        --------
OPERATING ACTIVITIES:
  Net income (loss)                                                        $ (6,372)       $ (5,925)       $  8,432
  Adjustments to reconcile net (loss) income to net cash provided by
    (used in) operating activities-
      Depreciation and amortization                                           5,660           1,636           1,196
      Deferred income taxes                                                  (3,752)            417              --
      Changes in assets and liabilities:
        Trade receivables                                                    (4,702)         (2,950)          4,822
        Supplies inventory                                                     (144)            114            (217)
        Prepaid expenses                                                       (389)           (159)            (41)
        Noncleared rebate items                                               9,540           2,267          (1,688)
        Accounts payable                                                       (599)            125           1,303
        Collections due to and advances from clients                          2,583          (7,631)          9,278
        Accrued expenses                                                     (1,313)          3,358           2,135
      Other, net                                                                436              97              60
                                                                           --------        --------        --------
          Net cash provided by (used in) operating activities                   948          (8,651)         25,280
                                                                           --------        --------        --------
INVESTING ACTIVITIES:
  Purchases of property and equipment                                        (2,374)         (3,330)         (1,735)
                                                                           --------        --------        --------
          Net cash used in investing activities                              (2,374)         (3,330)         (1,735)
                                                                           --------        --------        --------
FINANCING ACTIVITIES:
  Net repayments of short-term borrowings                                        --              --          (2,494)
  Proceeds from issuance of senior subordinated notes                        80,000              --              --
  Proceeds from (repayment of) bridge facility                              (80,000)         80,000              --
  Distributions paid to stockholders                                             --         (13,899)           (720)
  Proceeds from issuance of common stock                                         --          38,829              --
  Redemption of common stock                                                     --         (92,242)             --
  Payments of financing costs                                                (3,461)         (3,340)             --
  Redemption of Class A common stock                                           (141)             --              --
  Final payment to selling shareholders                                        (692)             --              --
                                                                           --------        --------        --------
          Net cash provided by (used in) financing activities                (4,294)          9,348          (3,214)
                                                                           --------        --------        --------
          Net increase (decrease) in cash and cash equivalents               (5,720)         (2,633)         20,331

CASH AND CASH EQUIVALENTS:
  Beginning of year                                                          17,940          20,573             242
                                                                           --------        --------        --------
  End of year                                                              $ 12,220        $ 17,940        $ 20,573
                                                                           ========        ========        ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash payment for interest                                                $ 10,558        $      5        $     94
                                                                           ========        ========        ========

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
  Distributions payable at year-end                                        $     --        $     --        $  3,487
  Income taxes paid                                                        $     11        $      6        $     --
                                                                           ========        ========        ========


The accompanying notes are an integral part of these consolidated financial statements.

                          YOUNG AMERICA HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997

                    (Amounts in Thousands, Except Share Data)


1. THE COMPANY AND NATURE OF BUSINESS:

Young America Holdings, Inc. (Holdings) and, from the date of its incorporation on November 25, 1997, Young America Corporation (YAC), its wholly owned subsidiary (collectively, the Company), provide a wide range of consumer interaction processing (CIP) services to consumer product and consumer service companies. The Company's CIP services provide a link between consumer-oriented companies and their customers for numerous types of marketing programs including rebate programs, purchase reward or premium programs, sweepstakes, product sampling programs and warranty registration programs. The Company provides a variety of services involved in executing these marketing programs, including
(i) order processing (including the handling of mail, telephone calls, facsimiles and e-mail received from consumers), (ii) fulfillment (including the delivery of product premiums and samples as well as rebate checks to consumers),
(iii) data gathering, analysis and reporting, and (iv) related customer service (including receiving and responding to customer inquiries).

As further discussed in Note 9, YAC has issued $80,000 of senior subordinated notes which have been guaranteed in full on an unconditional, joint and several basis by Holdings. Pursuant to applicable reporting requirements, the accompanying financial statements reflect the consolidated financial statements of Holdings and YAC, with summarized financial data for YAC separately disclosed in Note 9.

2. SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Holdings and YAC. All significant intercompany items have been eliminated.

REVENUE RECOGNITION

The Company derives its revenues principally from three sources: service fees, rebate billings and postage and freight billings. Service fee revenues are recognized as CIP services are rendered. As described below, the Company invoices clients, at the time of shipment, for the face amount of rebate checks issued by the Company under certain rebate programs and for postage and/or freight related to fulfillment of rebate checks and shipments of merchandise under premium and product sampling programs.

In connection with approximately 40% of the aggregate dollar amount of checks issued under rebate programs for which the Company has provided CIP services, the Company has entered into contractual arrangements with its clients providing that the Company would fund from the Company's own working capital the payment of rebates offered by the clients. The Company, in turn, invoices its clients for the full amount of those rebate checks that the

Company issues to consumers. The Company realizes a margin on such rebate revenues because when the Company agrees to fund rebate programs with its own working capital, its contractual arrangements with its clients generally provide that the Company is entitled to retain amounts paid to it by clients relating to rebate checks that are never cashed (referred to in the industry as slippage). Each period, the Company estimates that percentage of rebate checks issued that are not expected, based upon historical experience, to be cashed.

The Company recognizes as revenue (at the time of shipment) the amount billed to clients for shipping merchandise premiums and samples and for mailing rebate checks. Such billings are generally based upon standard rates which approximate those that would be charged to such clients by the United States Postal Service
(USPS) or other delivery services. The Company realizes a margin on postage and freight billings because it pays lower rates to the delivery services reflecting
(i) discounts available to the Company for performing various sorting and other tasks and (ii) the high volume of mail and other shipments sent by the Company for all of its clients in the aggregate.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist primarily of highly liquid investments with original maturities of three months or less and are stated at cost, which approximates fair market value.

SUPPLIES INVENTORY

Inventory is stated at the lower of first-in, first-out cost or market.

DEPRECIATION

Depreciation of property and equipment is computed on the straight-line method over the following estimated useful lives:

                                                                 Years
                                                                 -----
         Land improvements                                       5 - 15
         Buildings and improvements                              5 - 31
         Machinery                                               3 -  7
         Transportation equipment                                     3
         Office furniture and fixtures                                5
         Electronic equipment and software                       3 -  5

DEFERRED FINANCING COSTS

Deferred financing costs are amortized over the term of the underlying debt instrument.

NONCLEARED REBATE ITEMS

Noncleared rebate items represent open and uncleared rebate checks issued on behalf of clients as of the balance sheet date, less estimated slippage (see
Note 3).

COLLECTIONS DUE AND ADVANCES FROM CLIENTS

Collections due and advances from clients consist of (i) collections from consumers that are to be ultimately credited to clients based upon contractual agreements, and (ii) advances received from certain clients.

INCOME TAXES

Prior to the Recapitalization (see Note 4), the Company was an S corporation for income tax purposes. As an S corporation, the Company was only liable for U.S. federal income taxes under certain circumstances and liable for state income taxes in certain jurisdictions; all other domestic income taxes were the responsibility of the Company's stockholders. Concurrently with the Recapitalization, Holdings became a taxable C corporation. The unaudited pro forma net income information in the accompanying consolidated statements of income reflects the application of corporate income taxes to the Company's taxable income at an assumed combined federal and state tax rate of 37% as if the termination of the Company's status as an S corporation had occurred as of the beginning of each period presented.

In connection with the conversion from an S corporation to a C corporation, Holdings began accounting for income taxes under the liability method, whereby deferred income taxes are recognized at currently enacted income tax rates to reflect the tax effect of temporary differences between the financial reporting and tax bases of assets and liabilities. As a result thereof, the Company immediately recognized, by charging to earnings, a deferred income tax liability of $928.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The ultimate results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash equivalents, trade receivables (net) and accounts payable approximate fair market value because of the short maturity of these instruments. The Company's Senior Subordinated Notes were recorded at fair value in connection with the February 23, 1998 offering. The fair value, based upon market quote activity as of year-end is $40,000.

RECLASSIFICATIONS

Certain amounts previously reported in the 1997 and 1996 consolidated financial statements have been reclassified to conform to the 1998 presentation. The reclassifications had no effect on previously reported net income (loss) or stockholders' deficit.

COMPREHENSIVE INCOME

Effective January 1, 1998, the Company adopted provisions of Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This statement established standards for reporting and display of comprehensive income and its components. Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. For the Company, comprehensive income represents net income as there are no other transactions, events or circumstances from nonowner sources.

SEGMENT REPORTING

In 1998, the Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 supersedes SFAS No. 14, replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position but did affect the disclosure of segment information (see Note 10).

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for years beginning after June 15, 1999. SFAS No. 133 established accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. Special accounting for qualifying hedges allow a derivative's gains or losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company expects this statement to have no impact upon adoption.

In April 1998, the Financial Accounting Standards Board issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-up Activities," effective for fiscal years beginning after December 15, 1998. SOP 98-5 requires the expensing of start-up activities as incurred, versus capitalizing and expensing them over a period of time. The Company is currently in the process of assessing the impact of adopting SOP 98-5 and will adopt this new pronouncement in the first quarter of 1999.

3. SIGNIFICANT RISKS AND UNCERTAINTIES:

The Company is subject to a variety of risks and uncertainties during the normal course of its business including, but not limited to, a high degree of customer concentration, the needs, marketing decisions and marketing budgets of its clients, high levels of competition in a fragmented market, vulnerability to economic downturns, ability to keep pace with changes in information technology, availability of qualified labor resources, reliability of service provided by various local and long distance telephone companies, dependence on the services of the USPS and, to a lesser degree, the services of private delivery services at cost-effective levels.

When the Company agrees to fund rebate payments with its own working capital, its contractual arrangements with its clients generally provide that the Company is entitled to retain amounts paid to it by clients relating to rebate checks that are never cashed (referred to in the industry as slippage). Each period, the Company estimates the percentage of rebate checks issued that are not expected, based upon historical experience, to be cashed. For the years ended December 31, 1998, 1997 and 1996, the portions of revenue recognized by the Company as slippage were $3,988, $3,288 and $2,433, respectively. In those situations where the Company has not been asked to use its working capital to fund rebate programs, the Company's revenues will be significantly lower because it will collect only service fees and charges for postage, and the Company will not retain slippage. In such circumstances, the Company generally does not discount its service fees in order to offset the lack of slippage to be retained by the Company.

The escheat laws of various states provide that under certain circumstances holders of unclaimed property (possibly including, under certain interpretations of such laws, slippage) must surrender that property to the state in question. The Company believes that, because Holdings and YAC are Minnesota corporations with their principal operations and principal places of business located in Minnesota, the escheat laws of the State of Minnesota would govern the right of the Company to retain slippage amounts, except that Oklahoma escheat law may govern the Company's right to retain slippage amounts with respect to operations conducted from the Company's Oklahoma facility. The Company also believes that under current Minnesota and Oklahoma escheat law, it is entitled to retain slippage amounts in those transactions where the Company funds its client's rebate program from its own working capital rather than surrendering such amounts to the State of Minnesota or the State of Oklahoma. There can be no assurance, however, that the Minnesota or Oklahoma escheat law will not change or that the Company's interpretation of the Minnesota or Oklahoma escheat law would prevail in any action by the State of Minnesota or the State of Oklahoma to require the surrender of slippage to either of such states. There also can be no assurance that another state will not prevail in an action under its escheat laws to require the surrender to that state slippage, whether unclaimed by residents of such state or otherwise.

As a result of the Recapitalization transaction discussed in Note 4, the Company is highly leveraged. The Company's high degree of leverage may have important consequences for the Company, including that (i) the ability of the Company to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes may be impaired, or such financing may not be available on terms favorable to the Company; (ii) a substantial portion of the Company's cash flow will be used to pay the Company's interest expense and, in the cases of indebtedness incurred in the future, possible principal repayments, which will reduce the funds that would otherwise be available to the Company for its operations and future business opportunities;
(iii) a substantial decrease in net operating cash flows or an increase in expenses of the Company could make it difficult for the Company to meet its debt service requirements and force it to modify its operations; (iv) the Company may be more highly leveraged than its competitors, which may place it at a competitive disadvantage; and (v) the Company's high degree of leverage may make it more vulnerable to a downturn in its business or the economy generally. Any inability of the Company to service its indebtedness or to obtain additional financing, as needed, would have a material adverse effect on the Company's business.

Although the Company is not subject to seasonality, the Company's quarterly revenues and profitability can be impacted by the timing of its clients' programs, the availability of client-provided merchandise to fulfill consumer requests or clients' decisions not to repeat specific marketing programs. Program timing can affect quarterly revenues and profitability because most of the marketing programs that the Company supports are short in duration. The Company's activity level on a particular marketing program is often concentrated around the consumers' final response date under the program, so that the Company's revenues from a high-volume program may be concentrated in one or two quarters. In addition, with premium programs, the volume of consumer requests can be difficult to predict. To the extent clients have underestimated the consumer response to their programs and have not provided the Company with sufficient quantities of merchandise, the Company may not be able to fulfill all consumer requests in a timely manner. Consequently, the Company may be delayed in performing a portion of its services and recognizing the related revenue. In such situations, however, the Company often handles increased consumer inquiry calls to the Company's call centers and may mail delay card and order acknowledgment correspondence to consumers. For providing these extra services, the Company derives additional revenue and gross profit from service fees.

4. THE RECAPITALIZATION:

On November 25, 1997 (the Recapitalization Date), Holdings effected (i) a 1,000 for 1 stock split of its common stock in the form of a stock dividend and (ii) a recapitalization (the Recapitalization), pursuant to a recapitalization agreement (the Recapitalization Agreement) under which substantially all of Holdings' assets and business were transferred to a newly formed subsidiary, Young America Corporation, and Holdings changed its name to Young America Holdings, Inc. Holdings expects to conduct substantially all its business and operations through its new subsidiary Young America Corporation and any future subsidiaries it may form. As a result of the Recapitalization, approximately 93% of all classes of the combined capital stock of Holdings was purchased by an investor group (the Investor Group) including BT Capital Partners, Inc. (BTCP) and Ontario Teachers' Pension Plan Board (OTPPB), as well as Charles D. Weil, the current President and Chief Executive Officer of Holdings, and 20 other members of management (Mr. Weil and the other participating members of management are referred to herein as the Management Stockholders).

In the Recapitalization, members of the Investor Group purchased newly issued shares of the common stock of Holdings (the Common Stock) for an aggregate purchase price of $38,852. Also in the Recapitalization, Holdings borrowed $80,000 under a senior bridge credit facility (the Bridge Facility) provided by affiliates of BTCP. Holdings used the proceeds of the issuance of shares of Common Stock to the Investor Group and the borrowings under the Bridge Facility to (i) repurchase outstanding shares of Common Stock from the selling stockholders for an aggregate purchase price of $92,242, (ii) make bonus payments to management of $13,368 under plans put in place in contemplation of a change of control of the Company, and $4,877 paid pursuant to phantom stock arrangements due in such amounts as a result of the change of control of the Company in the Recapitalization, and (iii) pay certain fees and expenses related to the Recapitalization. Of the amounts referred to in (i) and (ii) above, $6,000 was placed in escrow subject to certain indemnification provisions of the Recapitalization Agreement, $1,170 of which has been recorded by the Company as estimated compensation charges remaining to be paid related to (ii) above. The final allocation of the escrow amount will be made in the second quarter of 1999.

Pursuant to the terms of the Recapitalization Agreement, Holdings made an additional payment of approximately $692 to the selling stockholders and certain employees of the Company during the second quarter of 1998. Such payment was based upon the final determination of total stockholders' equity (as defined) of Holdings as of October 31, 1997, and Holdings' profits or losses (as defined) for the period ended on the Recapitalization Date. The Company had recorded the compensation expense associated with such payment based on its best estimates at the end of 1997. Also in connection with the Recapitalization, Holdings is obligated to make additional payments to the former majority shareholders subject to Holdings achieving certain targets defined in the Recapitalization Agreement. To the extent cumulative excess free cash flow (as defined in the Recapitalization Agreement) of the Company for the four-year period ending December 31, 2001 exceeds $93,000, Holdings is required to make an additional purchase price payment equal to 20% of such excess, subject to a maximum amount payable of $15,000. Under separate agreements with Mr. Weil, certain other employees of the Company and the former majority shareholders, a portion of this additional purchase price payment will be payable to such individuals. Any payments made to management will result in compensation charges in the period the amount becomes determinable.

5. CAPITAL STOCK AND STOCKHOLDERS' AGREEMENTS:

The Common Stock consists of three classes: Class A Common Stock, Class B Common Stock and Class C Common Stock. Except as set forth below, the rights of the three classes of Common Stock are the same. Under most circumstances, only the Class A Common Stock has voting rights; however, the affirmative vote of a majority of the total number of shares of Class B or Class C Common Stock, as applicable, is required for the issuance or sale of additional shares of Class B or Class C Common Stock, respectively, the reclassification cancellation, or retirement of the Class B or Class C Common Stock, respectively, or any amendment, waiver or corporate transaction that adversely affects the Class B or Class C Common Stock, respectively. In addition, each share of Class B Common Stock will be entitled to vote with the Class A Common Stock, voting together as a single class, on all matters to be voted on by Holdings' shareholders (except as otherwise required by applicable law) following the occurrence of any of the following events: (i) Charles D. Weil shall cease to be employed by the Company for any reason; (ii) Holdings shall not have completed a public offering of its Common Stock meeting certain requirements by the fifth anniversary of the Recapitalization Date; (iii) the Company or the Selling Stockholders shall default on any of the material terms of the Recapitalization; (iv) any representation or warranty made by Holdings or the selling stockholders with respect to the Recapitalization shall prove to have been materially false; or
(v) an Approved Sale (as defined below) has been proposed to the board of directors of Holdings (the Board of Directors) and such a sale is not approved, for whatever reason, by the Board of Directors within the three days of such proposal.

Regulated Holders (as defined in Holdings' Articles of Incorporation) who hold shares of Class A Common Stock may convert such shares into shares of Class B or Class C Common Stock at any time. Regulated Holders who hold shares of Class B Common Stock or Class C Common Stock may convert such shares into shares of Class A Common Stock at any time such conversion is permitted under law.

In connection with the consummation of the Recapitalization, the Company and its stockholders entered into a stockholders' agreement (the Stockholders' Agreement). The Stockholders' Agreement contains certain restrictions with respect to the transferability of Holdings' capital stock and contains a grant by Holdings to the stockholders of preemptive rights to subscribe for future issuances of its capital stock and securities convertible or exercisable for capital stock, subject to certain exceptions. The Stockholders' Agreement also includes provisions regarding designation of members of the Board of Directors and other voting arrangements. The Stockholders' Agreement will terminate upon the earlier of the completion of an Approved Sale (as defined in the Stockholders' Agreement) or a public offering of Holdings Common Stock, meeting certain requirements.

Each of the Management Stockholders acquired the shares of Class A Common Stock held by such Management Stockholder pursuant to a Stock Subscription and Repurchase Agreement. Each of the agreements provides that upon the occurrence of certain events including the death, retirement, permanent disability, resignation for good reason (such as retirement) or termination without cause of the Management Stockholder, such Management Stockholder (or his successors) will have the right (within a specified period of time) to cause Holdings to repurchase his stock. As discussed below, subsequent to December 31, 1997, Holdings and Mr. Weil terminated such right granted to Mr. Weil.

The repurchase price to be paid by Holdings for any employee stock repurchased pursuant to the stock agreements will, in most situations, be the fair market value for such shares (to be determined by the Board of Directors if the shares are not then traded publicly, provided that a Management Stockholder may request an appraisal of the repurchased shares if such Management Stockholder disagrees with the valuation placed on such shares by the Board of Directors). Certain employee stock agreements require the Management Stockholder to enter into a noncompetition agreement with Holdings or receive the lesser of the fair market value or the original purchase price for the employee stock to be purchased. The Employee Stock Agreement with Mr. Weil provides that if Mr. Weil is terminated for cause, Holdings may repurchase his stock at the lesser of its fair market value or the original purchase price for such shares.

At December 31, 1997, there were 204,696 shares of Class A Common Stock held by management, including those shares held by Mr. Weil. Since the Company may be required to redeem these shares in the future, and since such redemption is outside Holdings' control, these outstanding shares are reported at fair market value in the accompanying consolidated balance sheet at December 31, 1997 as Redeemable Class A Common Stock. At December 31, 1997, these shares were valued at the same per share value determined at the date of the Recapitalization in November 1997. As further discussed below, subsequent to December 31, 1997, the arrangement with Mr. Weil was amended such that Mr. Weil will no longer have the ability to require the Company to redeem his shares (156,221 shares). Future changes in the carrying value of shares subject to redemption rights will be reported as compensation expense in accordance with APB Opinion No. 25.

Holdings adopted an employee stock option plan (the Employee Stock Option Plan) in March 1999 that will provide for grants of shares of nonvoting Class C Common Stock. The administration of the Employee Stock Option Plan, the selection of participants and the form and the amounts of the grants is within the sole discretion of the Compensation Committee of the Board of Directors.

In connection with the Recapitalization, Holdings and its senior stockholders entered into an equity registration rights agreement (the Equity Registration Rights Agreement). The Equity Registration Rights Agreement grants the stockholders that are party thereto demand and incidental registration rights with respect to shares of capital stock held by them, which rights will be exercisable at any time after an initial public offering of Holdings' Common Stock. In addition, BTCP may cause Holdings to conduct an initial public offering at any time following the sixth anniversary of the Recapitalization. The Equity Registration Rights Agreement contains customary terms and provisions with respect to the registration rights contained therein.

On November 25, 1997, the Company and Mr. Ecklund entered into a Put Option Agreement (the Put Agreement), whereby Mr. Ecklund was granted the right, at any time after the fifth anniversary of the date of the Put Agreement, to cause Holdings to redeem at fair market value all or any portion of Mr. Ecklund's shares in Holdings (134,400 shares having a value of $2,925 at December 31, 1997). Under the Put Agreement, Holdings would not be obligated to redeem

Mr. Ecklund's shares if Holdings is then in default of a payment obligation under any of Holding's indebtedness for borrowed money or if such redemption would result in a default under any such indebtedness. Since the Company could be required to redeem these shares in the future, and since such redemption would be outside Holdings' control, these outstanding shares are reported at fair market value in the accompanying consolidated balance sheet at December 31, 1997 as Redeemable Class A Common Stock. At December 31, 1997, these shares were valued at the same per share value determined at the date of the Recapitalization in November 1997. Future changes in per share value would cause the amount classified as Redeemable Class A Common Stock to increase or decrease, with a corresponding change in stockholders' deficit.

In July 1998, Holdings and Mr. Ecklund terminated the Put Agreement and Holdings and Mr. Weil terminated the rights of Mr. Weil under his Employee Stock Agreement to cause Holdings to purchase his shares if a Termination Event, as defined, occurs with respect to Mr. Weil. Certain stockholders of Holdings (including Mr. Ecklund and Mr. Weil) have entered into an amended and restated Equity Registration Rights Agreement that grants Mr. Ecklund new demand registration rights commencing after the fifth anniversary of the Recapitalization and grants Mr. Weil new demand registration rights if a Termination Event occurs with respect to Mr. Weil. Under the amended and restated Equity Registration Rights Agreement, if Mr. Ecklund or Weil exercises his demand right with respect to all of his shares of Common Stock, and any underwriter selected by Mr. Ecklund or Mr. Weil, as the case may be, advises Holdings that such underwriter cannot sell all such shares in such offering because such offering would not be large enough, then Mr. Ecklund and Mr. Weil, as applicable, shall each have the right to require Holdings to sell in such offering newly issued shares of common stock representing up to 30% of its shares in any underwritten offering, as the case may be. In addition, if any underwriter advises Holdings that an offering of all of Mr. Ecklund's or Mr. Weil's shares, as the case may be, in addition to any other shares that are proposed to be registered under such registration statement (including shares to be offered and sold by Holdings), can not be consummated given the then current market conditions, then Mr. Ecklund's shares would be entitled to be sold before any shares sold by Holdings or by any other shareholder (including Mr. Weil), and Mr. Weil's shares would be entitled to be sold before any shares sold by Holdings or by any other shareholder (other than Mr. Ecklund). If Mr. Ecklund or Mr. Weil exercises a demand registration right at any time, certain shareholders of Holdings would have the right to purchase Mr. Ecklund's and/or Mr. Weil's shares, as the case may be, for their fair market value. As amended and restated, neither Mr. Ecklund nor Mr. Weil will have any put rights with respect to shares of Holdings held by them.

Accordingly, at the date the new arrangements became operative, the amount previously classified as Redeemable Class A Common Stock was reclassified to Stockholders' Deficit. At December 31, 1997, the aggregate value ascribed to the Redeemable Class A Common Stock for these shares was $6,349. This amount has been reclassified to stockholders' deficit at December 31, 1998. In addition, the Company redeemed Class A Common Stock with an aggregate value of $141 in 1998.

6. INCOME TAXES:

The income tax provision (benefit) for the years ended December 31, 1998 and 1997 consisted of the following:

                                                          1998        1997
                                                         -------      ----
         Current                                         $    10      $  6
         Deferred                                         (3,752)      417
                                                         -------      ----
                                                         $(3,742)     $423
                                                         =======      ====


The provision (benefit) for income taxes includes a deferred component that arose from (i) the Company's change in tax status discussed in Note 2 and (ii) the recording of certain items in different periods for financial reporting and income tax purposes. As of December 31, 1998 and 1997, the tax effects of temporary differences which give rise to a significant portion of deferred tax assets (liabilities) are as follows:

                                   1998           1997
                                 -------        -------
Slippage                         $(2,142)       $(1,458)
Net operating losses               4,350            608
Deferred compensation                433            433
Lease obligation write-off           315             --
Self-insurance reserves              215            175
Depreciation                        (173)          (207)
Other                                337             32
                                 -------        -------
                                 $ 3,335        $  (417)
                                 =======        =======


The Company's current period net operating loss will be available to offset future tax liabilities through 2018. Based upon the Company's history of prior operating earnings and its expectations for the future, management of the Company has determined that it is more likely than not that taxable income will be sufficient to utilize such attributes in their carryforward periods.

A reconciliation of income taxes computed at the statutory rates to the reported income tax provision (benefit) for the years ended December 31, 1998 and 1997 is as follows:

                                                  1998           1997
                                                -------        -------
Taxes at federal statutory rates                $(3,439)       $(1,926)
State taxes, net of federal benefit                (336)            --
Benefits accruing to former S corporation
  stockholders                                       --            625
Liability triggered by the Company's
  change in tax status                               --            928
Nondeductible recapitalization expenses              --            688
Other                                                33            108
                                                -------        -------
Provision (benefit) for income taxes            $(3,742)       $   423
                                                =======        =======


7. EMPLOYMENT AGREEMENTS AND COMPENSATION MATTERS:

On November 24, 1997, Holdings and Mr. Weil entered into an employment agreement (the Weil Employment Agreement) pursuant to which Mr. Weil has agreed to serve as the President and Chief Executive Officer of Holdings. The term of the Weil Employment Agreement is initially three years and expires on November 24, 2000, unless terminated earlier in accordance with its terms. Base compensation under the Weil Employment Agreement is $300 per year and will increase at a minimum of 5% each calendar year beginning January 1, 1999. If Holdings terminates Mr. Weil's employment without cause or Mr. Weil terminates his employment for good reason, he is entitled to receive (i) his base salary for an eighteen-month period following the effective date of termination and (ii) a pro rated portion of his annual incentive bonus effective as of the date of termination.

During 1997, Mr. Weil participated in a special incentive bonus plan that was based upon the achievement of certain performance targets for that year. Mr. Weil was paid $900 with respect to such incentive bonus plan in January 1998 and an additional $261 in March 1998 (such amounts were accrued as of December 31, 1997) pursuant to such incentive bonus plan following the approval of the annual financial statements by the Board of Directors. In addition, on January 7, 1998, Mr. Weil received a bonus of $500 in satisfaction of certain obligations of Holdings to Mr. Weil. For 1998 and all subsequent years under the Weil Employment Agreement, Mr. Weil will participate in the Company's Annual Management Incentive Plan (discussed below) as such plan may from time to time be amended.

In connection with the Recapitalization and pursuant to the terms of the old employment agreement, Mr. Weil received a special bonus from the Company of $9,218. In addition, Mr. Weil may be entitled to receive up to an additional $3,216, representing his pro rata portion of post-Recapitalization payments that may be made to the Selling Stockholders and Messrs. Weil, Stinchfield and Ferguson under the terms of the Recapitalization Agreement, as described in Note 4.

Effective December 2, 1998, the Company and Roger D. Andersen entered into an employment agreement (the Andersen Employment Agreement) pursuant to which Mr. Andersen has agreed to serve as Chief Financial Officer of YAC. The Andersen Employment Agreement expires on December 2, 1999, subject to automatic twelve-month renewals on each anniversary date thereafter, if not canceled by either party. Base compensation under the Andersen Employment Agreement is $210 per year, and such amount will increase at a minimum of 3% per year on the anniversary date of such agreement. Mr. Andersen is eligible to participate in the Company's Management Incentive Plan, Profit Sharing Plan and Employee Stock Option Plan. If the Company terminates Mr. Andersen without cause, he is entitled to receive his base salary for twelve months and an additional lump-sum severance payment up to an amount of $210, based on the performance of the Company and Mr. Andersen's years of service with the Company. If Mr. Andersen terminates his employment for good reason after three years of continuous employment with the Company, he is entitled to 50% of his base salary for six months.

On November 25, 1997, Holdings adopted the 1997 Management Recognition, Transition and Equity Bonus Plan for officers and certain key management employees, pursuant to which Holdings paid $2,650 in cash bonuses to certain officers and employees of the Company. In connection with the Recapitalization, the Company also paid a $600 special bonus to an employee pursuant to another agreement. A portion of the proceeds of such bonuses were used to purchase Class A Common Stock in connection with the Recapitalization.

The Company had a phantom stock bonus plan with two of its employees, whereby each employee was awarded shares of phantom stock. Under the plan, additional compensation payments to these employees were triggered by the occurrence of certain events, as defined in the agreements, including certain distributions paid to the Company's stockholders, the termination of employment, or the change in control of the Company. Compensation expenses under this plan were approximately $4,732 and $298 for the years ended December 31, 1997 and 1996, respectively. In connection with the Recapitalization, this plan was terminated, and as of December 31, 1997, the Company had paid substantially all of its obligations under the plan.

8. COMMITMENTS AND CONTINGENCIES:

MANAGEMENT AGREEMENT

In connection with the Recapitalization, Holdings, BTCP and OTPPB entered into a management agreement (the Management Agreement) relating to certain services to be provided to Holdings in the future by BTCP and OTPPB. Under the Management Agreement, BTCP and OTPPB will provide Holdings with, among other services, financial and strategic planning and management consulting services throughout the term of the Stockholders' Agreement. In consideration for the services provided to Holdings under the Management Agreement, Holdings will pay annual fees of $187 and $63 to BTCP and OTPPB, respectively. Also in connection with the Recapitalization, Holdings paid BTCP and OTPPB one-time transaction fees of $1,125 and $375, respectively, and reimbursed or paid expenses (including legal and accounting fees and expenses) of BTCP and OTPPB of approximately $1,000 and $50, respectively, incurred by such entities in connection with the Recapitalization.

LEASES

The Company has operating leases for warehouse space and equipment. The approximate future minimum payments under these obligations for the years ending December 31 are as follows:

         1999                                                   $6,261
         2000                                                    5,345
         2001                                                    2,320
         2002                                                      846
         2003                                                      324
         Thereafter                                                 27

Total rent expense was $5,163, $2,640 and $2,008 for the years ended December 31, 1998, 1997 and 1996, respectively.

GUARANTEES

Sweepstakes performance bonds are guaranteed for certain clients based on certain financial criteria. Holdings had guaranteed approximately $9,978 and $6,200 in performance bonds for various clients as of December 31, 1998 and 1997, respectively. The Company also obtains an indemnity agreement from these clients indemnifying the Company from obligations under the performance bonds.

9. LONG-TERM DEBT:

                                  1998          1997
                                -------       -------
Bridge facility                 $    --       $80,000
Senior subordinated notes        80,000            --
                                -------       -------
          Total                 $80,000       $80,000
                                =======       =======


THE BRIDGE FACILITY

On the Recapitalization Date, Holdings borrowed $80 million under a Senior Credit Agreement with Bankers Trust Company as agent (BTCO) from Bankers Trust New York Corporation (BTNY), an affiliate of BTCP, as initial lender (the Bridge Facility). The Bridge Facility was repaid by Holdings on February 23, 1998 with the proceeds from the issuance by YAC of senior subordinated notes on that date, and the associated deferred financing fees of $3.3 million were written off and are included in interest expense in the accompanying consolidated statements of operations.

THE NOTES OFFERING

On February 23, 1998, YAC issued $80,000 principal amount of 11 5/8% Series A Senior Subordinated Notes due in 2006 (the Old Notes). In September 1998, pursuant to a registration statement file with the Securities and Exchange Commission, YAC exchanged all of the Old Notes for an equal aggregate principal amount of Series B Senior Subordinated notes due 2006 (the New Notes, and together with the Old Notes, the Notes) having substantially the same terms as the Old Notes. Interest on the Notes is payable semiannually in arrears on February 15 and August 15 of each year, beginning August 15, 1998. The proceeds from the issuance of the

Old Notes were distributed and loaned by YAC to its parent, Holdings, and used by Holdings to repay amounts outstanding under the Bridge Facility.

The Notes are unconditionally guaranteed on an unsecured senior subordinated basis by Holdings. The guarantee, which is full and unconditional and which is being provided on a joint and several basis with any future subsidiaries of YAC that become guarantors, is a general unsecured obligation of Holdings. The guarantees are subordinated to all existing and future senior indebtedness of Holdings. Separate financial statements of YAC have not been presented as management has determined that they would not be material to investors given that Holdings has provided a guarantee of the Notes.

In connection with the Recapitalization discussed in Note 4, substantially all of Holdings' assets and business were transferred to YAC. The following table presents summarized pro forma financial information for Holdings and YAC as if the guarantee structure had been in effect for all periods presented. The only substantial asset retained by Holdings was certain real property which is leased to YAC at cost for use in its operations.

                                 1998             1997            1996
                              ---------        ---------        --------
Revenues:
  Holdings                    $      --        $      --        $     --
  YAC                           238,960          175,297         135,716
                              ---------        ---------        --------
          Consolidated        $ 238,960        $ 175,297        $135,716
                              =========        =========        ========

Gross profit:
  Holdings                    $      --        $      --        $     --
  YAC                            15,161           29,638          20,132
                              ---------        ---------        --------
          Consolidated        $  15,161        $  29,638        $ 20,132
                              =========        =========        ========

Net income (loss):
  Holdings                    $      --        $      --        $     --
  YAC                            (6,372)          (5,925)          8,432
                              ---------        ---------        --------
          Consolidated        $  (6,372)       $  (5,925)       $  8,432
                              =========        =========        ========

Current assets:
  Holdings                    $     373        $     357        $     --
  YAC                            29,697           30,198          30,193
                              ---------        ---------        --------
          Consolidated        $  30,070        $  30,555        $ 30,193
                              =========        =========        ========

Noncurrent assets:
  Holdings                    $   2,512        $   2,667        $  2,674
  YAC                            13,080            8,520           3,576
                              ---------        ---------        --------
          Consolidated        $  15,592        $  11,187        $  6,250
                              =========        =========        ========

Current liabilities:
  Holdings                    $      --        $      --        $     --
  YAC                            30,110           19,419          24,370
                              ---------        ---------        --------
          Consolidated        $  30,110        $  19,419        $ 24,370
                              =========        =========        ========

Noncurrent liabilities:
  Holdings                    $      --        $      --        $     --
  YAC                            80,391           80,000              --
                              ---------        ---------        --------
          Consolidated        $  80,391        $  80,000        $     --
                              =========        =========        ========


The Notes are redeemable at the option of YAC prior to February 15, 2002. Subsequent to that date, the Notes are redeemable, in whole or in part, at the option of YAC at the following redemption prices set forth herein, plus accrued and unpaid interest to the date of redemption set forth below:


                                                           Percentage
                                                           ----------
         2002                                               105.813%
         2003                                               103.875
         2004                                               101.938
         2005 and thereafter                                100.000

In addition, at any time on or prior to February 15, 2001, YAC, at its option, may redeem, with the net cash proceeds of one or more equity offerings, up to 35% of the aggregate principal amount of the Notes at a redemption price equal to 111.625% of the principal amount thereof, plus accrued and unpaid interest thereon, if any, to the date of redemption, provided that at least 65% of the aggregate principal amount of the Notes remains outstanding immediately following such redemption. Additionally, upon a change of control, each holder of Notes will have the right to require YAC to repurchase such holder's Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the repurchase date.

The Notes are not subject to any sinking fund requirement. The Notes are general unsecured obligations of YAC and are subordinated in right of payment to all existing and future senior indebtedness of YAC, including indebtedness under the New Credit Facility (see below).

The indenture under which the Notes were issued contains certain covenants with respect to YAC and any future subsidiaries that will restrict, among other things, the incurrence of additional indebtedness, the payment of dividends and other restricted payments, the creation of certain liens, the use of proceeds from sales of assets and subsidiary stock, and transactions with affiliates. The indenture also restricts the Company's ability to consolidate or merge with or into, or to transfer all or substantially all of its assets to, another entity. The Company was in compliance with all such covenants as of December 31, 1998.

CREDIT FACILITY

On April 7, 1998, YAC entered into a revolving credit facility with Norwest Bank Minnesota, N.A. (Norwest). The facility was amended on November 16, 1998 (the Credit Facility).

Under the Credit Facility, borrowings are available equal to 85% of eligible receivables, subject to certain terms and conditions. The Credit Facility provides a $10,000 revolving credit facility, with an imbedded sublimit of $1,000 available for letters of credit. Borrowings accrue interest at Norwest's base rate plus 2%. The Credit Facility also provides for an unused line fee of 1/2 of 1% per annum on any undrawn amounts. The Credit Facility has a final maturity date of March 31, 2001, and does not require scheduled interim reductions or payments, although YAC is permitted to make optional prepayments and commitment reductions.

The Credit Facility is secured by a first priority security interest in the accounts receivable and related general intangibles of YAC. The Credit Facility includes certain restrictive covenants including restriction of acquisitions, investments, dividends and other indebtedness (including capital leases). Additionally, the Credit Facility contains a cross default provision with the Notes. The Credit Facility was amended on March 12, 1999 (the Amended Facility). The Amended Facility provides for borrowings to accrue interest, at the option of YAC, at either Norwest's base rate or at an interest rate equal to the London interbank rate for Eurodollar deposits for one, two- or three-month interest periods plus 2.50%. The Amended Facility revises the restrictive covenants to include limitations on capital expenditures, and commencing with the quarter ending December 31, 1999, requires the Company to maintain its Interest Coverage Ratio (as defined in the Amended Facility), determined at the end of each quarter, at not less than 1.35 to 1. The Company was in compliance with all required covenants as of December 31, 1998. There were no amounts outstanding under the Credit Facility as of December 31,1998.

10.   SEGMENT REPORTING:

In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company provides consumer interactive processing services for its customers and operates as a single reportable business segment. The Company internally evaluates its business principally by revenue category; however, because of the similar economic characteristics of the operations, including the nature of services and the customer base, those operations have been aggregated following the provisions of SFAS No. 131 for segment reporting purposes.

The following is a summary of the approximate composition of revenues by revenue category for the years ended December 31:

                                     1998           1997           1996
                                   --------       --------       --------
CIP services                       $ 56,509       $ 60,641       $ 44,832
Rebate revenues                     162,844         74,864         59,079
Postage and freight billings         19,607         39,792         31,805
                                   --------       --------       --------
                                   $238,960       $175,297       $135,716
                                   ========       ========       ========

The Company sells its services to consumer product and consumer service companies. Set forth below is revenue information for the years 1998, 1997 and 1996 for each client that accounted for 5% or more of the Company's total revenue in each respective year. Client A, B and C may represent different entities in each year:

                       1998                      1997                      1996
               -------------------       -------------------       -------------------
Client A       $52,800       22.1%       $42,836       24.4%       $28,420       20.9%
Client B        21,393        9.0         11,572        6.6         11,418        8.4
Client C        13,607        5.7          9,448        5.4              *          *

* Less than 5% of total revenue.

As of December 31, 1998, three clients individually representing 5% or more of the Company's total accounts receivable represented approximately $6,489 of accounts receivable, or 40% of the total accounts receivable balance at that date. As of December 31, 1997, three clients individually representing 5% or more of the Company's total accounts receivable represented approximately $2,129 of accounts receivable, or 19% of the total accounts receivable balance at that date.

11.   RESERVE FOR IVR LEASES:

During the first quarter of 1998, the Company entered into operating leases to increase its interactive vote recording (IVR) capacity. These leases were entered into specifically to meet the estimated requirements of a new customer. Due to a variety of factors, the Company made a decision to terminate its relationship with this customer during the fourth quarter of 1998. As a result, the Company has lease obligations from which it will receive no future economic benefit. During the fourth quarter, the Company recorded a special charge of $850 to reserve for these future obligations. This amount has been recorded as a separate component of operating income in the accompanying consolidated statement of operations and is included in current and long-term liabilities in the accompanying balance sheet.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


      The executive officers and directors of Young America and Holdings are as follows:


NAME                                 AGE                 POSITION(S)
----                                 ---      ----------------------------------

Charles D. Weil...................    54      President, Chief Executive Officer
                                              and Director
Robert Marakovits.................    39      Chairman of the Board of Directors
Roger D. Andersen.................    45      Vice President of Finance, Chief
                                              Financial Officer, Treasurer and
                                              Secretary
Jay F. Ecklund....................    62      Director
J. Mark A. MacDonald..............    43      Director

      CHARLES D. WEIL joined the Company in July 1993 as its President and Chief Operating Officer and became a director of the Company in November 1997. Mr. Weil was appointed President and Chief Executive Officer of each of Young America and Holdings following the consummation of the Recapitalization. From 1992 until he joined the Company, Mr. Weil was an independent consultant. From 1991 to 1992 Mr. Weil served as President and Chief Operating Officer of ConAgra Frozen Foods. Prior to that time he held senior management positions with Nestle USA, Inc. and General Mills, Inc. Mr. Weil holds a B.S. degree from Dartmouth College and an M.B.A. from the Amos Tuck School of Business Administration.

      ROBERT MARAKOVITS has been a Managing Director of BTCP since October 1993 and he was a Vice President of BTCP from June 1988 to October 1993. Mr. Marakovits also serves on the boards of directors of Learningsmith, Inc., Classic communications, Inc. and National Catalog Corporation. He has been a director of Holdings since the Recapitalization.

      ROGER D. ANDERSEN joined the Company in November 1998 as Vice President of Finance, Chief Financial Officer, Treasurer and Secretary of each of Young America and Holdings. He was previously Senior Vice President and CFO of Pepsi-Cola General Bottlers in Chicago from 1996 to 1998. He also held similar positions with Rollerblade, Inc. from 1992 to 1996, and the International Division of Tonka Corporation from 1989 to 1991. In addition, Mr. Andersen held various financial management positions with PepsiCo, Inc., including several international assignments in Asia and Latin America. Mr. Andersen holds a B.A. degree from Wheaton College and an MBA from Oregon State University.


      JAY F. ECKLUND was Chairman and Chief Executive Officer of the Company from 1975 until the consummation of the Recapitalization. Mr. Ecklund has been a director of Holdings since 1975. Upon the consummation of the Recapitalization, Mr. Ecklund is entitled to continue as a director of Holdings in accordance with the terms of the Stockholders' Agreement. Mr. Ecklund is also a director of Young America.

      J. MARK A. MACDONALD has been a Portfolio Manager with the Merchant Banking Group of OTPPB since 1995. From 1991 to 1995, Mr. MacDonald was a partner with Enterprise Management Group/Premier Capital where he provided investment management, corporate development, restructuring and financial and fiscal advisory services to corporate and other clients. Mr. MacDonald also serves on the boards of directors of MetroNet Communications and Q/Media Services Corporation. He has been a director of Holdings since the Recapitalization.


      All of the outstanding capital stock of Young America is owned by Holdings. Accordingly, each director on the board of directors of Young America is nominated and elected by Holdings. Currently Messrs. Marakovits, MacDonald, Ecklund and Weil serve as directors of Young America. Young America has an executive committee comprised of Messrs. Marakovits, MacDonald and Weil.

      The members of Holdings' Board of Directors are nominated pursuant to the terms of a stockholders' agreement executed in connection with the Recapitalization. Under the Stockholders' Agreement, BTCP is entitled to designate two directors to Holdings' Board of Directors, each of OTPPB and Jay F. Ecklund is entitled to designate one director and Holdings' chief executive officer serves as a director. In addition, BTCP and OTPPB are entitled to designate jointly up to three independent directors to the Board of Directors. Currently Messrs. Marakovits, MacDonald, Ecklund and Weil serve as directors of Holdings.

COMMITTEES OF THE BOARD OF DIRECTORS

      The Stockholders' Agreement provides for the creation of a three-person executive committee of Holdings' Board of Directors (the "Executive Committee"). Under the terms of the Stockholders' Agreement, the Executive Committee is to include the Chief Executive Officer of Holdings, one director appointed by BTCP and one director appointed by OTPPB. Currently Messrs. Marakovits, MacDonald and Weil serve on the Executive Committee. In addition, the Board of Directors has a compensation committee (the "Compensation Committee") that determines compensation for executive officers of the Company and that will administer any stock option plan adopted by Holdings. Currently Messrs. Marakovits, MacDonald and Weil serve on the Compensation Committee. At such time as BTCP and OTPPB take action to nominate and elect one or more independent directors to the Board of Directors, the Board of Directors will create an audit committee (the "Audit Committee") and will appoint one or more independent directors to such Audit Committee. The Audit Committee will review the scope and results of audits and internal accounting controls and all other tasks performed by the independent public accountants of the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      Prior to the formation of the Compensation Committee in February 1998, Holdings did not have a special committee of the Board of Directors to deal with compensation issues. Prior to the Recapitalization, as a member of the Board of Directors, Mr. Ecklund, the former Chief Executive Officer of Holdings, made final determinations with respect to the compensation of executives of the Company.

COMPENSATION OF DIRECTORS

      The Company may compensate directors for services provided in such capacity in addition to reimbursing all out-of-pocket expenses incurred by such directors in connection with travel and other costs associated with attending meetings of the Board and any committees thereof.

ITEM 11. EXECUTIVE COMPENSATION

      The following table sets forth the compensation for the year ended December 31, 1998 for the Company's Chief Executive Officer and the Company's former Vice President of Finance and Chief Financial Officer (the "Named Executive Officers"). No other person serving as an executive officer of the Company at December 31, 1998 received in excess of $100,000 in total compensation in 1998.

                           SUMMARY COMPENSATION TABLE

                                                                                          LONG-TERM COMPENSATION
                                                             ANNUAL COMPENSATION           OPTIONS      LTIP           ALL OTHER
NAME AND PRINCIPAL POSITION                 FISCAL YEAR      SALARY           BONUS        GRANTED    PAYOUTS(2)     COMPENSATION(3)
---------------------------                 -----------      ------           -----        -------    ----------     ---------------
Charles D. Weil .......................        1998        $  300,000              --        --       $   34,120       $   13,973
  President and Chief Executive Officer        1997           264,133       1,161,000        --        9,718,082           23,708


L. Joseph Kulas .......................        1998           154,295              --        --               --            3,178
  FormerVice President of Finance,             1997           150,000          45,000        --          260,000           22,058
  Chief Financial Officer,
  Secretary and Treasurer (1)


----------
(1)   Mr. Kulas resigned as an executive officer on December 2, 1998.

(2) LTIP payments include a payment to Mr. Kulas in 1997 made pursuant to the Company's 1997 Management Recognition, Transition and Equity Bonus Plan and payments made to Mr. Weil under the Old Employment Agreement (as defined below) including his sale of the Company bonus.

(3) Other compensation includes contributions to defined contribution plans and payments related to taxable insurance benefits.

EMPLOYMENT AGREEMENTS

Charles D. Weil

      On November 24, 1997, the Company and Charles D. Weil entered into an employment agreement (the "Weil Employment Agreement") pursuant to which Mr. Weil has agreed to serve as the President and Chief Executive Officer of each of Young America and Holdings. The term of the Weil Employment Agreement is initially three years and expires on November 24, 2000, unless terminated earlier in accordance with its terms. The Weil Employment Agreement replaced an earlier agreement between the Company and Mr. Weil (the "Old Employment Agreement"). Base compensation under the Weil Employment Agreement is $300,000 per year and such amount will increase at a minimum of 5% each calendar year beginning January 1, 1999. If the Company terminates Mr. Weil's employment without cause or Mr. Weil terminates his employment for good reason, he is entitled to receive (i) his base salary for an eighteen-month period following the effective date of termination and (ii) a pro-rated portion of his annual incentive bonus under the Company's Annual Management Incentive Plan (as defined below) as of the date of termination. At December 31, 1998, the amount payable (in addition to benefits continuation and without giving effect to withholding taxes) to Mr. Weil pursuant to the foregoing would have been approximately $450,000 in the aggregate. At such date, no portion of the annual incentive bonus under such Plan would have been payable based on the Company's operating results in 1998.

      During 1997, Mr. Weil participated in a special incentive bonus plan which was based upon the achievement of certain performance targets for that year. Mr. Weil was paid $900,000 with respect to such incentive bonus plan in January 1998 and an additional $261,000 pursuant to such incentive bonus plan in March 1998 following the approval of the annual financial statements of the Company by the Board of Directors. In addition, on January 7, 1998, the Company paid Mr. Weil a bonus of $500,000 in satisfaction of certain obligations of the Company to Mr. Weil under the Old Employment Agreement. For 1998 and all subsequent years under the Weil Employment Agreement, Mr. Weil will participate in the Company's Annual Management Incentive Plan, as such plan may from time to time be amended.In connection with the Recapitalization and pursuant to the terms of the Old Employment Agreement, Mr. Weil received a "Sale of the Company" bonus from the Company of $9.2 million. The foregoing amounts are included in the amounts shown for Mr. Weil in the summary compensation table. In addition, Mr. Weil may be entitled to receive up to an additional $3.2 million, representing his pro rata portion of post-Recapitalization payments that may be made to the Selling Stockholders and Messrs. Weil, Stinchfield and Ferguson under the terms of the Recapitalization Agreement. See Note 7 of audited consolidated financial statements.

Roger D. Andersen

      Effective December 2, 1998 the Company and Roger D. Andersen entered into an employment agreement (the "Andersen Employment Agreement") pursuant to which Mr. Andersen has agreed to serve as Chief Financial Officer of YAC. The Andersen Employment Agreement expires on December 2, 1999, subject to automatic twelve-month renewals on each anniversary date thereafter, if not canceled by either party. Base compensation under the Andersen Employment Agreement is $210 per year, and such amount will increase at a minimum of 3% per year on the anniversary date of such agreement. The Company will reimburse Mr. Andersen for expenses related to the relocation of his family to Minnesota. In addition, Mr. Andersen received a $20 signing bonus that was paid in January 1999. Mr. Andersen is eligible to participate in the Company's Management Incentive Plan, Profit Sharing Plan and Employee Stock Option Plan. If the Company terminates Mr. Andersen without cause, he is entitled to receive his base salary for twelve months and an additional lump sum severance payment up to an amount of $210 based on the performance of the Company and Mr.Andersen's years of service with the Company. If Mr. Andersen terminates his employment for good reason after three years of continuous employment with the Company, he is entitled to 50% of his base salary for six months.


Employment Agreement with former Chief Financial Officers

      Pursuant to an employment agreement with the Company, (the "Kulas Employment Agreement") Mr. Kulas served as the Chief Financial Officer of each of Young America and Holdings. The Kulas Employment Agreement expired on August 1, 1998, subject to an automatic twelve- month renewal, if not canceled by either party. Base compensation under the Kulas Employment Agreement was $150,000 per year, subject to reasonable annual increases as determined by the Company. During 1997, Mr. Kulas participated in the Company's management incentive plan for 1997 which was based upon achievement of performance targets for that year. Mr. Kulas also received a signing bonus of $1,000 per month during 1997. Mr. Kulas resigned as an executive officer of the Company effective December 2, 1998, and as an employee of the Company effective December 4, 1998. Pursuant to the terms of a Voluntary

Resignation Agreement (the "Kulas Resignation Agreement"), the Company repurchased the shares of Class A Common Stock owned by Mr. Kulas at the original purchase price of $60.


Change in Control Agreements

      In February 1997, the Company entered into change in control agreements with four persons currently employed by the Company, including Michael J. Larson, Barbara K. Spiess, David Q. Ferguson, and Frederick J. Stinchfield (the "Change in Control Agreements"). Each Change in Control Agreement provided that if the applicable employee is terminated by the Company without cause or such employee leaves the employ of the Company for good reason following a Change in Control (as defined in such Change in Control Agreement), the Company will pay to the employee his or her annual base salary and the total commissions earned for the preceding twelve-month period and will continue the employee's benefits for the earlier of twelve months or until the employee obtains full time employment. As of December 31, 1998, the Company had not made any payments under the Change in Control Agreements. Had a Change in Control (as so defined) occurred as of December 31, 1998, the minimum aggregate amount payable (in addition to benefits continuation and without giving effect to withholding taxes) under change in control agreements would have been approximately $.9 million. Such amount may increase based on the operating results of the Company.

EMPLOYEE STOCK OPTION PLAN

      In March 1999, Holdings adopted an employee stock option plan (the "Stock Option Plan") pursuant to which options to purchase up to 338,824 shares of nonvoting Class C Common Stock, representing 15% of the fully-diluted Common Stock of Holdings, may be granted to eligible employees of the Company.

      The Stock Option Plan is a time vesting plan with granted options vesting over a four year period. The optionsgranted under the Stock Option Plan are not intended to qualify as "incentive stock options" under the provisions of Section 422 of the Internal Revenue Code of 1986, as amended. The administration of the Stock Option Plan, the selection of participants and the form and the amounts of the grants are within the sole discretion of the Compensation Committee.

ANNUAL MANAGEMENT INCENTIVE PLAN

      The Company has implemented an annual bonus plan (the "Annual Management Incentive Plan") for certain employees (including Messrs. Weil and Andersen) pursuant to which eligible members of management will each be entitled to receive predetermined percentages of their base salaries if the Company's EBITDA (as defined in the Annual Management Incentive Plan) exceeds certain targets, or, in the case of certain eligible employees, the achievement of certain personal performance targets. The terms of the Annual Management Incentive Plan utilized during any year and the eligible employees under each plan are within the sole discretion of the Compensation Committee of the Board of Directors. No payments in respect to the year 1998 were made under the Plan.

EMPLOYEE 401(k)/PROFIT-SHARING PLAN

      The Company sponsors a qualified 401(k)/profit-sharing plan under which eligible employees (as defined in the plan document) are entitled to share in a bonus pool (with each eligible employee sharing in the pool pro-rata based upon such employee's base salary) if the Company's EBITDA exceeds a predetermined target level established annually by the Compensation Committee of the Board of Directors. No payments in respect to the year 1998 were made under the plan.

1997 MANAGEMENT RECOGNITION, TRANSITION AND EQUITY BONUS PLAN

      On November 25, 1997, Holdings adopted the 1997 Management Recognition, Transition and Equity Bonus Plan for officers and certain key management employees, pursuant to which Holdings paid one-time cash bonuses totaling $2.7 million to certain officers and employees of the Company (including Mr. Kulas). A portion of the proceeds of such bonuses was used to purchase Class A Common Stock in connection with the Recapitalization.

PHANTOM STOCK AGREEMENTS

      In December 1991, the Company granted certain rights to each of Frederick
H. Stinchfield and David Q. Ferguson under phantom stock agreements entered into with such employees. Such phantom stock agreements provided for the Company to make payments based on the increase in book value or, in the case of a sale of the Company, the value paid in such transaction. In connection with the Recapitalization, Messrs. Stinchfield and Ferguson received payments in respect of their rights under the phantom stock agreements of $2.4 million and $2.2 million, respectively. In addition, Messrs. Stinchfield and Ferguson may be entitled to receive additional payments of up to $499,000 and $446,000, respectively, representing their pro rata portion of post-Recapitalization payments that may be made to the Selling Stockholders and Messrs. Weil, Stinchfield and Ferguson under the terms of the Recapitalization Agreement. See "Note 4 of the audited consolidated financial statements".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      All of the outstanding capital stock of Young America is owned by Holdings. The following table sets forth certain information regarding the beneficial ownership of the Class A Common Stock of Holdings by (i) each person known by Holdings to own beneficially more than 5% of the outstanding shares of Class A Common Stock, (ii) each person who is a director of Holdings or Young America, (iii) each Named Executive Officer and (iv) all directors and executive officers of Holdings or Young America as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

                                                                              PERCENTAGE OF
                                                  NUMBER OF SHARES OF      OWNERSHIP OF CLASS A
NAME AND ADDRESS                                 CLASS A COMMON STOCK(1)       COMMON STOCK
----------------                                 -----------------------       ------------
BT Capital Partners, Inc.(2) .................       1,029,445(3)                  58.9%
Ontario Teachers' Pension Plan Board(2) ......         396,710(4)                  30.0
Jay F. Ecklund(2) ............................         134,400                     10.3
Robert Marakovits(2)(5) ......................       1,029,445(3)                  58.9
J. Mark A. MacDonald(2)(6) ...................         396,710(4)                  30.0
Charles D. Weil(2) ...........................         156,221                     12.0
All directors and executive officers as a
  group(5)(6) (4 persons) ....................       1,716,776(3)(4)               97.9

----------
(1) The amounts and percentages of capital stock beneficially owned are reported on the basis of regulations of the Commission governing the determination of beneficial ownership of securities. Under the rules of the Commission, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or to direct the voting of such security, or "investment power," which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person's ownership percentage, but not for purposes of computing any other person's percentage. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.

(2) The address of BTCP and Mr. Marakovits is 130 Liberty Street, New York, New York 10006; the address of OTPPB and Mr. MacDonald is 5650 Yonge Street, North York, Ontario Canada M2M 4H5; the address of Messr. Weil, is 717 Faxon Road, Young America, Minnesota 55397 and the address of Jay
      F. Ecklund is Pier 66 Resort & Marina, 2301 Southeast 17th Street, Ft. Lauderdale, Florida 33316. BTCP is the private equity investing arm of, and a wholly owned subsidiary of, Bankers Trust Corporation.

(3) Includes 442,884 shares of Class B Common Stock that are convertible into Class A Common Stock. The Class B Common Stock generally is not entitled to vote; however, as described below, upon the occurrence of certain events, the Class B Common Stock will (except as otherwise required by applicable law) be entitled to vote with the Class A Common Stock, voting together as a single class, on all matters to be voted on by Holdings' shareholders.

(4) Includes 18,437 shares of Class C Common Stock that are convertible into Class A Common Stock. If OTPPB were to convert all 172,727 of the shares of Class C Common Stock its holds into shares of Class A Common Stock, it would hold approximately 37.3% of the outstanding voting capital stock of Holdings. However, OTPPB has advised Holdings that OTPPB is prohibited by law from owning more than 30.0% of the outstanding voting capital stock of any company.

(5) Mr. Marakovits is a Managing Director of BTCP. Mr. Marakovits disclaims any beneficial ownership of the shares of Holdings held by BTCP.

(6) Mr. MacDonald is a Portfolio Manager of OTPPB. Mr. MacDonald disclaims any beneficial ownership of the shares of Holdings held by OTPPB.


DESCRIPTION OF CAPITAL STOCK; SBIC RESTRICTIONS ON BTCP

      Young America's capital stock consists of 1,000 shares of common stock, all of which have been issued and are outstanding and are held of record by Holdings. Holdings' Common Stock consists of three classes, Class A Common Stock, Class B Common Stock and Class C Common Stock. As of March 15, 1999, there were outstanding 1,293,133 shares of Class A Commons Stock of which 37,678 constitute Redeemable Class A Common Stock, 442,884 shares of Class B Common Stock, and 172,727 shares of Class C Commons Stock. Except as set forth below, the rights of the three classes of Common Stock are the same. Under most circumstances, only the Class A Common Stock has voting rights, however, (i) the affirmative vote of a majority of the total number of shares of Class B Common Stock voting at a meeting at which a quorum is present, voting separately as a class, is required for the issuance or sale of additional shares of Class B Common Stock, the reclassification, cancellation or retirement of the Class B Common Stock or any amendment, waiver or corporate transaction that adversely affects the Class B Common Stock and (ii) the affirmative vote of a majority of the total number of shares of Class C Common Stock voting at a meeting at which a quorum is present, voting separately as a class, is required for the issuance or sale of additional shares of Class C Common Stock, the reclassification, cancellation or retirement of the Class C Common Stock or any amendment, waiver or corporate transaction that adversely affects the Class C Common Stock. Regulated Holders (as defined in Holdings' Articles of Incorporation) who hold shares of Class A Common Stock may convert such shares into shares of Class B or Class C Common Stock at any time. Regulated Holders who hold shares of Class B Common Stock or Class C Common Stock may convert such shares into shares of Class A Common Stock at any time such conversion is permitted under law.

      As a licensed small business investment company (an "SBIC"), BTCP is subject to certain restrictions imposed upon SBICs by the regulations established and enforced by the United States Small Business Administration. Among these restrictions are certain limitations on the extent to which an SBIC may exercise control over companies in which it invests. As a result of these restrictions, unless certain events occur, BTCP may not own or control a majority of the outstanding voting stock of Holdings or designate 50% or more of the members of the Board of Directors. Accordingly, while BTCP owns a majority of the Common Stock of Holdings, BTCP owns less than a majority of Holdings' voting stock. Each share of Class B Common Stock (all of which is held by BTCP) will be entitled to vote, at the option of BTCP, with the Class A Common Stock, voting together as a single class, on all matters to be voted on by Holdings' shareholders (except as otherwise required by applicable law) following the occurrence of any of the following events: (i) Charles D. Weil shall cease to be employed by the Company for any reason; (ii) Holdings shall not have completed a public offering of its Common Stock meeting certain requirements by the fifth anniversary of the Recapitalization Date; (iii) the Company or the Selling Stockholders shall default on any of the material terms of the Recapitalization;
(iv) any representation or warranty made by Holdings or the Selling Stockholders with respect to the Recapitalization shall prove to have been materially false;
(v) an Approved Sale (as defined below) has been proposed to the Board of Directors and such sale is not approved, for whatever reason, by the Board of Directors within three days of such proposal; or (vi) other circumstances that reasonably threaten the investment of BTCP or its assignees.

STOCKHOLDERS' AGREEMENT

      In connection with consummation of the Recapitalization, Holdings, BTCP, OTPPB, Jay F. Ecklund and the Management Stockholders (collectively, the "Stockholders") entered into a stockholders' agreement (the "Stockholders' Agreement"). The Stockholders' Agreement contains certain restrictions with respect to the transferability of Holdings' capital stock and contains a grant by Holdings to the Stockholders of preemptive rights to subscribe for future issuances of its capital stock and securities convertible or exercisable for capital stock, subject to certain exceptions. The Stockholders' Agreement also includes provisions regarding designation of members of the Board of Directors and other voting arrangements. The Stockholders' Agreement will terminate upon the earlier of the completion of an Approved Sale or a public offering of Holdings' Common Stock meeting certain requirements.

      The Stockholders' Agreement provides that Holdings' Board of Directors will consist of at least five but no more than eight directors. Under the Stockholders' Agreement, BTCP will be entitled to appoint two directors, each of OTPPB and Jay F. Ecklund will be entitled to appoint one director and Holdings' Chief Executive Officer of Holdings' will serve as one director. Directors appointed by any party pursuant to the Stockholders' Agreement may also be removed by such party with or without cause. In addition, BTCP and OTPPB will be entitled to designate jointly up to three independent directors. The Stockholders' Agreement provides for the creation of a three-person executive committee of the Board of Directors which will include the Chief Executive Officer of Holdings, one director appointed by BTCP and one director appointed by OTPPB. The Stockholders' Agreement also provides that all committees of the Board of Directors will include at least one director appointed by BTCP and at least one director appointed by OTPPB.

      The Stockholders' Agreement provides that certain corporate actions of Holdings or any subsidiary of Holdings will require the affirmative vote of a majority of the shares currently held by OTPPB. These actions (with certain limited exceptions) include (i) mergers, consolidations or recapitalizations,
(ii) public offerings or issuances of capital stock, (iii) repurchases of and dividends on capital stock, (iv) acquisitions, sales or investments in any person in excess of $10 million, (v) any dissolution or liquidation, (vi) amendments to or restatements of the Articles of Incorporation or By-laws of Holdings, (vii) incurrences of indebtedness or liens in excess of $10 million in the aggregate or modifications of the terms of any existing indebtedness, (viii) capital expenditures in excess of $10 million in any one year, (ix) transactions with affiliates other than at arms-length and (x) any change in the primary business of the Company. Consistent with BTCP's majority ownership interest in the Company, the Stockholders' Agreement provides that each of the above corporate actions will require the affirmative vote of a majority of the shares currently held by BTCP; provided, however, that with respect to such actions, there is no minimum amount that must be met to trigger the requirement for such consent. In addition, Holdings is required to obtain the affirmative vote of a majority of the shares currently held by BTCP to revise or amend any employment contract with senior management or to amend, modify or supplement the Employee Stock Option Plan.

      The Stockholders' Agreement provides for certain restrictions on the sale by the Stockholders of their equity interests in Holdings. Unless a transfer is to Holdings or an affiliate of the Stockholder, no Stockholder may transfer his or its capital stock of Holdings without the prior permission of BTCP. In addition, with respect to any permitted transfer (other than a transfer to an affiliate) by any particular Stockholder under the Stockholders' Agreement, each other Stockholder will be permitted to transfer to the proposed transferee his or its pro rata share of such securities at the price and on the other terms of the proposed transfer.

      The Stockholders' Agreement provides that, subject to certain limitations, if at any time BTCP approves the sale of all of the capital stock of Holdings or the sale of all or substantially all of the assets of Holdings (each an "Approved Sale"), then each other Stockholder shall agree to and comply with the terms of such sale.

REPURCHASE AGREEMENTS WITH RESPECT TO EMPLOYEE STOCK

      Each of the Management Stockholders acquired the shares of Class A Common Stock held by such Management Stockholder (with respect to each Management Stockholder, the "Employee Stock") pursuant to a Stock Subscription and Repurchase Agreement (collectively, the "Employee Stock Agreements") between such Management Stockholder and Holdings simultaneous with and as part of the Recapitalization. Each of the Employee Stock Agreements provides that upon the occurrence of certain events including the death, retirement, permanent disability, resignation for good reason (such as retirement) or termination without cause of the Management Stockholder (the "Termination Events"), such Management Stockholder (or his successors) will have the right (within a specified period of time) to cause Holdings to repurchase his Employee Stock. In July 1998, Holdings and Charles D. Weil terminated such right granted to Mr. Weil. If a Termination Event shall occur with respect to any Management Stockholder, Holdings has a corresponding right to cause the relevant Management Stockholder to sell his Employee Stock to Holdings. In addition, Holdings has the right to cause a Management Stockholder to sell his Employee Stock to Holdings upon such Management Stockholder's termination for cause.

      The repurchase price to be paid by Holdings for any Employee Stock repurchased pursuant to the Employee Stock Agreements will in most situations be the fair market value for such shares (to be determined by the Board of Directors if Holdings' shares are not then traded publicly, provided that a Management Stockholder may request an appraisal of the repurchased shares if such Management Stockholder disagrees with the valuation placed on such shares by the Board of Directors). Certain Employee Stock Agreements require the Management Stockholder to enter into a non-competition agreement with Holdings or receive the lesser of the fair market value or the original purchase price for the Employee Stock to be repurchased. The Employee Stock Agreement with Mr. Weil provides that if Mr. Weil is terminated for cause, Holdings may repurchase his Employee Stock at the lesser of its fair market value or the original purchase price for such shares.

As of March 15, 1999, Holdings had repurchased 10,798 shares of stock under such agreements at a total purchase price of $235,000.


REGISTRATION RIGHTS AGREEMENT; RIGHTS OF JAY F. ECKLUND

      In connection with the Recapitalization, Holdings, BTCP, OTPPB and Mr. Ecklund entered into an equity registration rights agreement (the "Equity Registration Rights Agreement"). The Equity Registration Rights Agreement grants the Stockholders party thereto demand and incidental registration rights with respect to shares of capital stock held by them, which rights will be exercisable at any time after an initial public offering of Holdings' common stock. In addition, BTCP may cause Holdings to conduct an initial public offering at any time. OTPPB may cause Holdings to conduct an initial public offering at any time following the sixth anniversary of the Recapitalization. The Equity Registration Rights Agreement contains customary terms and provisions with respect to the registration rights contained therein.

      Pursuant to the terms of a put option agreement (the "Put Agreement") dated November 25, 1997 between Holdings and Mr. Ecklund, Mr. Ecklund had the right, at any time after the fifth anniversary of the date of the Put Agreement, to cause Holdings to redeem all or any portion of Mr. Ecklund's shares in Holdings. The price at which such shares would have been sold and purchased would have been the fair market value thereof, determined either by agreement or by an appraisal. Holdings was not obligated to redeem Mr. Ecklund's shares if Holdings was then in default of a payment obligation under any of Holding's indebtedness for borrowed money or if such redemption would have resulted in a default under any such indebtedness. As described below, Holdings and Mr. Ecklund terminated such put rights in July 1998.

      In July 1998, Holdings and Mr. Ecklund terminated the Put Agreement and Holdings and Mr. Weil terminated the rights of Mr. Weil under his Employee Stock Agreement to cause Holdings to purchase his shares if a Termination Event shall occur with respect to Mr. Weil. Certain stockholders of Holdings (including Mr. Ecklund and Mr. Weil) entered into an amended and restated Equity Registration Rights Agreement that grants Mr. Ecklund new demand registration rights commencing after the fifth anniversary of the Recapitalization and grants Mr. Weil new demand registration rights if a Termination Event shall occur with respect to Mr. Weil. Under the amended and restated Equity Registration Rights Agreement, if Mr. Ecklund or Mr. Weil exercises his demand right with respect to all of his shares of common stock and any underwriter selected by Mr. Ecklund or Mr. Weil, as the case may be, advises Holdings that such underwriter cannot sell all such shares in such offering because such offering would not be large enough, then Mr. Ecklund and Mr. Weil, as applicable, shall each have the right to require Holdings to sell in such offering newly issued shares of common stock representing up to 30% of its shares in any underwritten offering, as the case may be. In addition, if any such underwriter advises Holdings that an offering of all of Mr. Ecklund's or Mr. Weil's shares, as the case may be, in addition to any other shares that are proposed to be registered under such registration statement (including shares to be offered and sold by Holdings), cannot be consummated given the then current market conditions, then Mr. Ecklund's shares would be entitled to be sold before any shares are sold by Holdings or by any other shareholder (including Mr. Weil) and Mr. Weil's shares would be entitled to be sold before any shares are sold by Holdings or any other shareholder (other than Mr. Ecklund). If Mr. Ecklund or Mr. Weil exercises a new demand registration right at any time, certain shareholders of Holdings would have the right to purchase Mr. Ecklund's and/or Mr. Weil's shares, as the case may be, for their fair market value. As amended and restated, neither Mr. Ecklund nor Mr. Weil will have any put rights with respect to shares of Holdings held by them.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

OFFERING OF THE OLD NOTES

      The Company sold the Old Notes to the BTAB, an affiliate of BTCP, who resold the Old Notes to qualified institutional investors in reliance on Rule 144A under the Securities Act. In connection with the sale of the Old Notes to BTAB, the Company granted BTAB a discount on the purchase price of the Old Notes in the amount of $2.4 million.

BRIDGE FACILITY

      In connection with the Recapitalization, Holdings entered into a Senior Credit Agreement with Bankers Trust Company, as agent ("BTCo"), and Bankers Trust New York Corporation, as initial lender ("BTNY"), to provide the Bridge Facility. BTCo and BTNY are affiliates of BTCP. BTNY subsequently assigned a portion of the indebtedness under the Bridge Facility to other institutional investors. For arranging and providing the Bridge Facility, BTCo and BTNY received fees aggregating approximately $2.4 million. Portions of the fees were paid by BTNY to the other institutional investors to which the indebtedness was assigned. BTNY received a proportionate share of amounts loaned by Young America to Holdings that were applied to the repayment of the Bridge Facility based on the portion of the Bridge Facility which BTNY held as of consummation of the offering of the Old Notes.

ADDITIONAL PAYMENTS RELATED TO THE RECAPITALIZATION

      Pursuant to the terms of the agreement relating to the Recapitalization (the "Recapitalization Agreement"), Holdings made an additional payment of approximately $692,000 to the Selling Stockholders and certain employees of the Company during the second quarter of 1998. Such payment was based upon the final determination of total stockholders equity (as defined) of Holdings as of October 31, 1997 and Holdings' profits or losses (as defined) for the period ended on the Recapitalization Date. Also in connection with the Recapitalization, Holdings is obligated to make additional payments to its former majority shareholders subject to Holdings achieving certain targets defined in the Recapitalization Agreement. To the extent Cumulative Excess Free Cash Flow (as defined in the Recapitalization Agreement) of the Company for the four-year period ending December 31, 2001 exceeds $93.0 million, Holdings is required to make an additional purchase price payment equal to 20% of such excess, subject to a maximum amount payable of $15.0 million. Under separate agreements with Mr. Weil, Mr. Stinchfield, Mr. Ferguson and the Selling Stockholders, a portion of this additional purchase price payment will be payable to such individuals. Such payments will vary depending on the amount of any indemnification claims against the escrow account established by the Company under the Recapitalization Agreement for the benefit of the Investor Group and depending on the Cumulative Excess free Cash Flow of the Company for the four-year period ending December 31, 2001 (or an earlier date in the case of a sale of the Company). Any payments made to management will result in compensation charges to the Company in the period the amount becomes determinable.

MANAGEMENT AGREEMENT AND TRANSACTION EXPENSES

      In connection with the Recapitalization, Holdings, BTCP and OTPPB entered into a management agreement (the "Management Agreement") relating to certain services to be provided to the Company in the future by BTCP and OTPPB. Under the Management Agreement, BTCP and OTPPB will provide the Company with, among other services, financial and strategic planning and management consulting services throughout the term of the Stockholders' Agreement. In consideration for the services provided to the Company under the Management Agreement, Holdings will pay annual fees of $187,500 and $62,500 to BTCP and OTPPB, respectively. Such fees were expensed and accrued in 1998, but to date, no payments have been made under this agreement. Also in connection with the Recapitalization, the Company paid BTCP and OTPPB one-time transaction fees of $1,125,000 and $375,000, respectively, and reimbursed or paid expenses (including legal, consulting and accounting fees and expenses) of BTCP and OTPPB of approximately $1,000,000 and $50,000, respectively, incurred by such entities in connection with the Recapitalization.

NON-COMPETITION AGREEMENT WITH SELLING STOCKHOLDERS

      In connection with the Recapitalization, on November 21, 1997, the Company entered into a non-competition agreement (the "Non-Competition Agreement") with the Selling Stockholders. The Non-Competition Agreement provides for customary restrictions on the Selling Stockholders competing against the Company or disclosing confidential information with respect to the Company's business for a period of five-years following the Recapitalization Agreement. In addition, the Non-Competition Agreement provides that the Company pay Mr. Ecklund a consulting fee of $100,000 for providing consulting services to the Company for the period ending on the first anniversary of the Non-Competition Agreement. A total of $91,667 was paid in 1998, with the last payment made in December 1998.

OTHER TRANSACTIONS

      The Company is a party to a Release and Indemnity Agreement (the "Release Agreement") with the following former directors of Holdings: Thomas O. Moe, Albert O. Foster, Jerome J. Jenko and R. Gary St. Marie. Pursuant to the Release Agreement, Holdings released and agreed to indemnify the enumerated directors from claims arising from their past actions as directors of Holdings. Holdings' Articles of Incorporation release its current directors from liability incurred for breaches of fiduciary duties, subject to certain exceptions.

      Holdings was a party to a Put Option Agreement with Jay F. Ecklund, a director of Holdings and is a party to the Equity Registration Rights Agreement with BTCP, OTPPB and Mr. Ecklund. See Note 5 of the audited consolidated financial statements.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


The following documents are filed as part of this form 10-K:

1.    Financial Statements:

      A list of the Consolidated Financial Statements, related notes and Reports of Independent Accountants is set forth in Item 8 of this Annual Report on Form 10-K.

2.    Financial Statement Schedules

      All schedules are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

3        Index to Exhibits

3.1 Articles of Incorporation of Young America (incorporated by reference to Exhibit 3.1 of the Registrant's Registration Statement on Form S-4(File N. 333-49749)(the "S-4 Registration Statement").

3.2 Amended and Restated Articles of Incorporation of Holdings (incorporated by reference to Exhibit 3.2 of the S-4 Registration Statement).

3.3 Bylaws of Young America (incorporated by reference to Exhibit 3.3 of the S-4 Registration Statement).

3.4 Restated Bylaws of Holdings (incorporated by reference to Exhibit 3.4 of the S-4 Registration Statement).

4.1 Indenture dated as of February 23,1998 for the Notes (including the form of New Note attached as Exhibit B thereto) among Young America, Holdings and Marine Midland Bank, as Trustee (incorporated by reference to Exhibit 4.1 of the S-4 Registration Statement).

4.2 Registration Rights Agreement dated as of February 23, 1998 among Young America Holdings and the Initial Purchaser (incorporated by reference to Exhibit 4.2 of the S-4 Registration Statement).

10.1     Recapitalization Agreement dated November 25, 1997 among Holdings, Jay
         F. Ecklund ("Ecklund"), John F. Ecklund 1995 Irrevocable Trust, Sheldon McKensie Ecklund 1995 Irrevocable Trust, John F. Ecklund 1997 Irrevocable Trust, Sheldon McKensie Ecklund 1997 Irrevocable Trust, Jay
         F. Ecklund 1997 Irrevocable Trust (the "Ecklund Trusts") and BTCP (incorporated by reference to Exhibit 10.1 of the S-4 Registration Statement).

10.2 Escrow Agreement dated as of November 25, 1997 among Holdings, Ecklund, the Ecklund Trusts and Norwest Bank Minnesota, national Association, as Escrow Agent (incorporated by reference to Exhibit 10.2 of the S-4 Registration Statement).

10.3 Put Option Agreement dated as of November 25, 1997 between Holdings and Ecklund (incorporated by reference to Exhibit 10.3 of the S-4 Registration Statement).

10.4 Stock Purchase Agreement dated November 25, 1997 between Holdings and BTCP (incorporated by reference to Exhibit 10.4 of the S-4 Registration Statement).

10.5 Stock Purchase Agreement dated November 25, 1998 between Holdings and OTPPB (incorporated by reference to Exhibit 10.5 of the S-4 Registration Statement).

10.6 Stockholders' Agreement dated as of November 25, 1997 among Holdings, BTCP, OTPPB and Ecklund (incorporated by reference to Exhibit 10.6 of the S-4 Registration Statement).

10.7 Amended and Restated Registration Rights Agreement dated as of July 31, 1998 among Holdings, BTCP, OTPPB and Ecklund (incorporated by reference to Exhibit 10.7 of the S-4 Registration Statement).

10.8 Purchase Agreement dated as of February 18, 1998 among Young America, Holdings and BTAB (incorporated by reference to Exhibit 10.8 of the S-4 Registration Statement).

10.9 Management Fee Agreement dated as of November 25, 1997 among Holdings, BTCP and OTPPB (incorporated by reference to Exhibit 10.9 of the S-4 Registration Statement).

10.10 Stock Subscription and Repurchase Agreement dated November 25, 1997 between Holdings and Charles D. Weil (incorporated by reference to Exhibit 10.10 of the S-4 Registration Statement).

10.11 Amendment to Stock Subscription and Repurchase Agreement dated as of February 23, 1998 between Holdings and Charles D. Weil (incorporated by reference to exhibit 10.11 of the S-4 Registration Statement).

10.12 Stock Subscription and Repurchase Agreement dated November 25, 1997 between Holdings and L. Joseph Kulas (incorporated by reference to exhibit 10.12 of the S-4 Registration Statement).

10.13 Employment Agreement dated November 24, 1997 between Holdings and Charles D. Weil (incorporated by reference to exhibit 10.13 of the S-4 Registration Statement).

10.14 Employment Agreement dated August 1, 1996 between Holdings and L. Joseph Kulas (incorporated by reference to exhibit 10.14 of the S-4 Registration Statement).

10.15 Voluntary Resignation Agreement dated October 1, 1998 between Holdings, Young America and L. Joseph Kulas.

10.16 Employment Agreement dated as of December 2, 1998 between Young America and Roger D. Andersen.

10.17 1997 Management Recognition, Transition and Equity Bonus Plan of Holdings dated November 25, 1997 (incorporated by reference to exhibit
         10.15 of the S-4 Registration Statement).

10.18 Change in Control Agreement dated February 21, 1998 between Holdings and L. Joseph Kulas (incorporated by reference to exhibit 10.16 of the S-4 Registration Statement).

10.19 Credit Agreement dated April 7, 1998 between Young America and Norwest Bank Minnesota, National Association (incorporated by reference to exhibit 10.18 of the S-4 Registration Statement).

10.20 First Amendment to Credit Agreement dated November 16, 1998 between Young America and Norwest Bank Minnesota, National Association (incorporated by reference to exhibit 10.1 of the Form 10Q/A for the quarter ended September 30, 1998).

10.21    Second Amendment to Credit Agreement dated March 12, 1999.

'10.22    Change-in-Control Agreement dated as of February 21, 1997 between
         Holdings and Frederick H. Stinchfield (incorporated by reference to exhibit 10.19 of the S-4 Registration Statement).

10.23 Change-in-Control Agreement dated as of February 21, 1997 between Holdings and David Q. Ferguson (incorporated by reference to exhibit
         10.20 of the S-4 Registration Statement).

10.24 Change-in-Control Agreement dated as of February 21, 1997 between Holdings and Michael Larson (incorporated by reference to exhibit 10.23 of the S-4 Registration Statement).

10.25 Change-in-Control Agreement dated as of February 21, 1997 between Holdings and Barbara Spiess (incorporated by reference to exhibit 10.24 of the S-4 Registration Statement).

10.26 Senior Credit Agreement dated as of November 25, 1997 among Young America, Holdings , the Lenders names therein and Bankers Trust Company (incorporated by reference to exhibit 10.26 of the S-4 Registration Statement).

10.27 Non-Competition Agreement dated as of November 25, 1997 among Holdings, Ecklund and the other individuals listed on the signature pages thereto (incorporated by reference to exhibit 10.25 of the S-4 Registration Statement).

10.28 Release and Indemnity Agreement dated as of November 21, 1997 among Holdings, Ecklund, the Ecklund Trusts, Albert O. Foster, Jerome J. Jenko, Thomas O. Moe, and R. Gary St. Marie (incorporated by reference to exhibit 10.28 of the S-4 Registration Statement).

10.29    Young America Holdings, Inc. 1999 Stock Option Plan.

12.1     Statement re: computation of ratios.

21.1     Subsidiaries of the Registrants.

23.1    Consent of Arthur Andersen LLP

23.2    Consent of McGladrey & Pullen LLP

27.1     Financial Data Schedule





4.    Form 8-K:

No reports on Form 8-K were filed by the Registrants during the last quarter of the period covered by this Report on Form 10-K.

5.    SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
      SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

Except for a copy of this Annual Report on Form 10-K, no annual report to securities holders covering the registrants' last fiscal year or proxy material will be sent to security holders.

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                Young America Holdings, Inc.

                                By: /s/ Charles D. Weil
                                   ----------------------------
                                    Name: Charles D. Weil
                                    Title: President and Chief Executive Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the 31st day of March, 1999 by the following persons on behalf of the registrant and in the capacities indicated.


         SIGNATURE                                   TITLE


/s/ Charles D. Weil              President, Chief Executive Officer and Director
----------------------------              (principal executive officer)
    Charles D. Weil

/s/ Roger D. Andersen           Vice President of Finance, Treasurer, Secretary
----------------------------               and Chief Financial Officer
    Roger D. Andersen              (principal financial and accounting officer)


/s/ Robert Marakovits                  Chairman of the Board
----------------------------
    Robert Marakovits

                                              Director
---------------------------
       Jay F. Ecklund

/s/ J. Mark A. MacDonald                      Director
---------------------------
    J. Mark A. MacDonald

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                Young America Corporation

                                By:/s/ Charles D. Weil
                                   --------------------------
                                    Name: Charles D. Weil
                                    Title: President and Chief Executive Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the 31st day of March, 1999 by the following persons on behalf of the registrant and in the capacities indicated.


         SIGNATURE                                   TITLE


/s/ Charles D. Weil              President, Chief Executive Officer and Director
----------------------------              (principal executive officer)
    Charles D. Weil

/s/ Roger D. Andersen           Vice President of Finance, Treasurer, Secretary
----------------------------               and Chief Financial Officer
    Roger D. Andersen              (principal financial and accounting officer)


/s/ Robert Marakovits                  Chairman of the Board
----------------------------
    Robert Marakovits

                                              Director
---------------------------
       Jay F. Ecklund

/s/ J. Mark A. MacDonald                      Director
---------------------------
    J. Mark A. MacDonald