Form 10-Q
period 1999-03-31
YOUNG AMERICA CORP; YOUNG AMERICA HOLDINGS INC
filed 1999-05-14
CIK 1058951, 1058952

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          -----------------------------

                                    FORM 10-Q

               X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.   Yes /XX/  No / /

       The number of shares outstanding of the registrant's common stock as of May 13, 1999, was 1,907,825.

                          YOUNG AMERICA HOLDINGS, INC.
                            YOUNG AMERICA CORPORATION

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1999

                                      INDEX



PART I.  FINANCIAL INFORMATION                                                                         PAGE

         Item 1.   Financial Statements

         a)       Consolidated Statements of  Operations
                  for the Three Months Ended March 31, 1999 and 1998...........................            1

         b)       Consolidated Balance Sheets
                  as of March 31, 1999, and December 31, 1998..................................            2

         c)       Consolidated Statements of Cash Flow
                  For the Three Months Ended March 31, 1999 and 1998...........................            3

         d)       Notes to Consolidated Financial Statements...................................            4

         Item 2.   Management's Discussion and Analysis of Financial
                       Condition and Results of Operations.....................................            9

         Item 3.   Quantitative and Qualitative Disclosure
                        About Market Risk......................................................           12


PART II.   OTHER INFORMATION

         Item 1.  Legal Proceedings............................................................           12

         Item 2.  Changes in Securities & Use of Proceeds......................................           12

         Item 3.  Defaults Upon Senior Securities..............................................           12

         Item 4.  Submission of Matters to a Vote of Security Holders..........................           12

         Item 5.  Other Information............................................................           12

         Item 6.  Exhibits and Reports on Form 8-K.............................................           12


SIGNATURES.....................................................................................           13

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         YOUNG AMERICA HOLDINGS, INC.
    Consolidated Statements of Operations
          (in thousands, unaudited)

                                                         Three Months Ended
                                                             March 31,
                                                      ------------------------
                                                        1999            1998
                                                      --------        --------

Revenues                                              $ 96,941        $ 50,630
Cost of revenues:
   Rebates, postage and freight                         73,551          34,893
   Processing and servicing                             15,880          11,296
                                                      --------        --------
      Gross profit                                       7,510           4,441
Operating expenses:
   Selling                                               1,656           1,424
   General and administrative                            2,086           1,178
                                                      --------        --------
                                                         3,742           2,602
                                                      --------        --------
      Operating income                                   3,768           1,839
Other income (expense):
   Interest expense                                     (2,337)         (2,385)
   Interest income                                         185             236
   Amortization of deferred financing costs               (109)         (3,329)
   Other income, net                                         1             (15)
                                                      --------        --------
                                                        (2,260)         (5,493)
                                                      --------        --------
Income (loss) before provision for income taxes          1,508          (3,654)
Provision (Benefit) from income taxes                      558          (1,352)
                                                      --------        --------
      Net income (loss)                               $    950        $ (2,302)
                                                      ========        ========

                          YOUNG AMERICA HOLDINGS, INC.
                           Consolidated Balance Sheets
                ( in thousands, except for share data, unaudited)

                                                                                          March 31        December 31
                                                                                            1999             1998
                                                                                          ---------       -----------
                                                          ASSETS
Current Assets:
   Cash and cash equivalents                                                              $  19,909        $  12,220
   Trade receivables, net                                                                    31,332           16,184
   Supplies inventory                                                                           613              759
   Prepaid expenses                                                                             963              907
                                                                                          ---------        ---------
                         Total current assets                                                52,817           30,070
Property and Equipment, at cost:                                                             19,810           19,643
   Less accumulated depreciation                                                            (11,846)         (11,391)
                                                                                          ---------        ---------
                                                                                              7,964            8,252
Deferred Financing Costs                                                                      2,999            3,108
Deferred Tax Assets                                                                           3,679            4,232
                                                                                          ---------        ---------
                        TOTAL ASSETS                                                      $  67,459        $  45,662
                                                                                          =========        =========


                                              LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
   Noncleared rebate items                                                                $  29,257        $  14,066
   Accounts payable                                                                           2,206            1,732
   Collections due to and advances from clients                                              12,345            6,131
   Deferred income taxes                                                                        896              897
   Accrued expenses
          Interest                                                                            1,188            3,514
          Compensation                                                                        2,529            1,289
          Other                                                                               2,728            2,481
                                                                                          ---------        ---------
                        Total current liabilities                                            51,149           30,110
Senior Subordinated Notes                                                                    80,000           80,000
Other Long-Term Liabilities                                                                     281              391

Commitments and Contingencies (Note 3)

Redeemable Class A Common Stock, 36,759 and 40,894 shares
issued and outstanding                                                                          800              890

Stockholders' Deficit
   Class A common stock, par value $1 per share; 3,000,000 shares authorized,
     1,255,455 shares issued and outstanding                                                  1,255            1,255
   Class B common stock, par value $1 per share; 1,500,000 shares authorized,
     442,884 shares issued and outstanding                                                      443              443
   Class C common stock, par value $1 per share; 1,500,000 shares authorized,
     172,727 shares issued and outstanding                                                      173              173
   Additional paid-in capital                                                                36,091           36,083
   Retained deficit                                                                        (102,733)        (103,683)
                                                                                          ---------        ---------
                                                                                            (64,771)         (65,729)
                                                                                          ---------        ---------

                        TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                       $  67,459        $  45,662
                                                                                          =========        =========

                          YOUNG AMERICA HOLDINGS, INC.
                      Consolidated Statements of Cash Flows
                            (in thousands, unaudited)

                                                                   Three Months Ended
                                                                       March 31,
                                                                ------------------------
                                                                  1999            1998
                                                                --------        --------
Operating Activities:
   Net (loss) income                                            $    950        $ (2,302)
   Adjustments to reconcile net (loss) income to net cash
   (used in) provided by operating activities:
      Depreciation and amortization                                  468             462
      Amortization of deferred financing costs                       109           3,329
      Deferred income taxes                                          552          (1,358)
      Changes in operating assets and liabilities:
      Trade receivables                                          (15,148)           (585)
      Supplies inventory                                             146             105
      Prepaid expenses                                               (56)           (104)
      Non-cleared rebate items                                    15,191           4,534
      Accounts payable                                               474              78
      Collections due to and advances from clients                 6,214             694
      Accrued expenses                                              (839)         (4,233)
      Other, Net                                                    (110)             --
                                                                --------        --------
      Net cash provided by operating activities                    7,951             620
                                                                --------        --------

Investing Activities
   Purchases of property and equipment                              (180)         (1,576)
                                                                --------        --------
      Net cash used in investing activities                         (180)         (1,576)
                                                                --------        --------

Financing Activities:
   Repayment of Bridge Facility                                       --         (80,000)
   Net Proceeds from senior subordinated debt                         --          76,995
   Proceeds from stock subscriptions                                  --              24
   Redemption of common stock                                        (82)             --
   Distributions paid to stockholders                                 --              --
                                                                --------        --------
      Net cash used in financing activities                          (82)         (2,981)
                                                                --------        --------
      Change in cash and cash equivalents                          7,689          (3,937)
Cash and Cash Equivalents:
      Beginning of period                                         12,220          17,940
                                                                ========        ========
      End of period                                             $ 19,909        $ 14,003
                                                                ========        ========

Supplemental Disclosures of Cash Flow Information:
      Cash payment for interest                                 $  4,662        $  2,375
                                                                ========        ========

Supplemental Schedule of NonCash Financing Activities:
      Income Taxes Paid                                         $      6        $      6
                                                                ========        ========

YOUNG AMERICA HOLDINGS, INC.
Notes to Consolidated Financial Statements
(in thousands, except share data - unaudited)
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION - PRINCIPLES OF CONSOLIDATION
   The accompanying consolidated financial statements have been prepared by the Company and include the accounts of Young America Holdings, Inc. ("Holdings"), and its wholly-owned subsidiaries, Young America Corporation ("YAC") and YAC.ECOM, Inc. ("YAC.ECOM"), collectively, the "Company".
   All significant intercompany items have been eliminated. In the opinion of management, all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 1999, and for all periods presented, have been made.

   On February 2, 1999, Holdings caused YAC.ECOM to be incorporated in the State of Minnesota and thereafter Holdings acquired all of the outstanding capital stock of YAC.ECOM. YAC.ECOM intends to provide fulfillment services for consumer product companies through its clients' internet sites.

   Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the information included in this Form 10-Q be read in conjunction with Management's Discussion and Analysis and the financial statements and notes thereto included in the Young America Holdings, Inc., Annual Report on Form 10-K.

2. DEBT
   On February 23, 1998, YAC issued $80,000 of 11 5/8% Senior Subordinated Notes, due 2006 (the "Notes"). Interest on the Notes is payable semiannually in arrears on February 15 and August 15 of each year, beginning August 15, 1998. The net proceeds of the offering of the Notes, along with $5,391 in cash, were used to repay, in full, amounts outstanding under a senior bridge credit facility (the "Bridge Facility"). In connection with the repayment of the Bridge Facility, the Company wrote off $3,292 of the deferred financing costs in February 1998.

   The Notes are unconditionally guaranteed, on an unsecured senior subordinated basis, by Holdings. The guarantee, which is full and unconditional and which is being provided on a joint and several basis with any future subsidiaries of YAC that become guarantors, is a general unsecured obligation of Holdings. YAC.ECOM is not a guarantor of the Notes. Separate financial statements of YAC and YAC.ECOM have not been presented as management has determined that they would not be material to investors given that (i) they are wholly-owned subsidiaries of Holdings, (ii) YAC holds and represents substantially all of the assets, liabilities, and operations of the consolidated entity, and (iii) Holdings has provided a full and unconditional guarantee of the Notes. The Notes are not redeemable prior to February 15, 2002, except as provided below. On or after such date, the Notes are redeemable, in whole or in part, at the option of YAC at the following redemption prices set forth herein, plus accrued and unpaid interest to the date of redemption set forth below:

                 2002.......................105.813%
                 2003.......................103.875
                 2004.......................101.938
                 2005 and thereafter........100.000%

   In addition, at any time on or prior to February 15, 2001, YAC, at its option, may redeem, with the net cash proceeds of one or more equity offerings, up to 35% of the aggregate principal amount of the Notes at a redemption price equal to 111.625% of the principal amount thereof, plus accrued and unpaid interest thereon, if any, to the date of redemption; provided that at least 65% of the aggregate principal amount of the Notes remains outstanding immediately following such redemption. Additionally, upon a Change of Control (as defined in the indenture under which the Notes were issued (the "Indenture")), each holder of Notes will have the right to require YAC to repurchase such holder's Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the repurchase date.

YOUNG AMERICA HOLDINGS, INC.
Notes to Consolidated Financial Statements - (Continued)
(in thousands, except share data - unaudited)
--------------------------------------------------------------------------------

The Notes are not subject to sinking-fund requirements. The Notes are general unsecured obligations of Holdings and YAC and are subordinated in right of payment to all existing and future senior indebtedness of Holdings and YAC, including obligations under the Credit Facility referred to hereinafter.

The Indenture contains certain covenants with respect to YAC, and any future subsidiaries YAC may form or acquire, that restrict, among other things, the incurrence of additional indebtedness, the payment of dividends and other restricted payments, the creation of certain liens, the use of proceeds from sales of assets and subsidiary stock, and transactions with affiliates. The Indenture also restricts the ability of Holdings and YAC to consolidate or merge with or into, or to transfer all or substantially all of their respective assets to another entity.

The Company has a revolving credit facility ("Credit Facility") with Norwest Bank Minnesota, N.A. ("Norwest"), which provides for borrowings of up to $10,000, based on a borrowing base formula equal to 85% of Eligible Receivables less Noncleared Rebate Items net of cash and cash equivalents (as defined in the Credit Facility), and has a final maturity date of March 31, 2001. The Credit Facility does not have any commitment reductions scheduled before maturity. Borrowings under the Credit Facility will accrue interest, at the option of the Company, at either Norwest's base rate or at an interest rate equal to the London interbank rate for Eurodollar deposits for one, two or three month interest periods plus 2.5%. A fee of .5% per annum is payable with respect to the unused Commitment Amount (as defined in the Credit Facility). The Credit Facility is secured by a first-priority interest in accounts receivable and related general intangibles of YAC.

The Credit Facility was amended on November 16, 1998 and March 12, 1999 to revise certain restrictive covenants contained in the original agreement. The Credit Facility currently requires Young America to maintain (i) commencing with the quarter ending December 31, 1999 and for each quarter thereafter, a minimum Interest Coverage Ratio (as defined in the Credit Facility) for the preceding four quarters of 1.35; (ii) for the quarters ending March 31, 1999 and June 30, 1999, a minimum Current Ratio (as defined in the Credit Facility) of 1.0, and
1.10 for each quarter thereafter; and (iii) for the nine months ending September 30, 1999, a minimum cumulative EBITDA of $9,500. Based on its current operating results and business plans, the Company believes that it will be able to satisfy these requirements. The Credit Facility restricts Young America's capital expenditures to $500 per quarter and cumulative annual capital expenditures to $2,000. In addition, the Credit Facility, contains other covenants that, among other things, restrict acquisitions, investments, dividends, liens and other indebtedness, management fees, disposition of assets, change of voting control and guarantees.




3. CONTINGENCIES
   Leases
   The Company has operating leases for warehouse space and equipment. The future minimum payments under these obligations are as follows:

                   Years ending December 31:
                    1999........... $6,353
                    2000...........  5,360
                    2001...........  2,562
                    2002...........  1,010
                    2003...........    331

YOUNG AMERICA HOLDINGS, INC.
Notes to Consolidated Financial Statements - (Continued)
(in thousands, except share data - unaudited)
--------------------------------------------------------------------------------


Guarantees
Sweepstakes performance bonds are guaranteed for certain clients based on certain financial criteria. The Company had guaranteed approximately $10,392 and $9,978 in performance bonds for various clients, as of March 31, 1999, and December 31, 1998, respectively. The Company also obtains an indemnity agreement from these clients indemnifying the Company from obligations under the performance bonds.

4. RECAPITALIZATION

Prior to November 25, 1997, all of the capital stock of Holdings (formerly known as Young America Corporation) was owned by Jay F. Ecklund, its then Chairman and Chief Executive Officer, and certain trusts for the benefit of members of his family (the "Selling Shareholders"). On that date, Holdings effected a recapitalization (the "Recapitalization"), pursuant to a recapitalization agreement (the "Recapitalization Agreement") under which substantially all of Holdings' assets and business were transferred to a newly formed subsidiary, Young America Corporation, and Holdings changed its name to Young America Holdings, Inc. The following table presents summarized Statement of Operation information for Holdings, and YAC for the three months ended March 31,1999 and March 31, 1998; and summarized Balance Sheet information as of March 31, 1999, and December 31, 1998. The only substantial asset retained by Holdings in the Recapitalization was certain real property, which is leased to YAC, at cost, for use in its operations.



                               Three Months Ended
                                    March 31
                             1999           1998
                            -------       --------
Revenues:
     Holdings               $    --       $     --
     YAC                     96,941         50,630
                            -------       --------
         Consolidated       $96,941       $ 50,630
                            =======       ========


Gross Profit:
     Holdings               $    --       $     --
     YAC                      7,510          4,441
                            -------       --------
         Consolidated       $ 7,510       $  4,441
                            =======       ========

Net (loss) Income:
     Holdings               $    --       $     --
     YAC                        950         (2,302)
                            -------       --------
         Consolidated       $   950       $ (2,302)
                            =======       ========

YOUNG AMERICA HOLDINGS, INC.
Notes to Consolidated Financial Statements - (Continued)
(in thousands, except share data - unaudited)
--------------------------------------------------------------------------------

                              March 31    December 31
                               1999          1998
                              -------     -----------
Current Assets:
     Holdings                 $   381       $   373
     YAC                       52,436        29,697
                              -------       -------
         Consolidated         $52,817       $30,070
                              =======       =======

Noncurrent Assets:
     Holdings                 $ 2,474       $ 2,512
     YAC                       12,168        13,080
                              -------       -------
         Consolidated         $14,642       $15,592
                              =======       =======

Current Liabilities:
     Holdings                 $    --       $    --
     YAC                      $51,149       $30,110
                              -------       -------
         Consolidated         $51,149       $30,110
                              =======       =======

Noncurrent Liabilities:
     Holdings                 $    --       $    --
     YAC                       80,281        80,391
                              -------       -------
         Consolidated         $80,281       $80,391
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


Redeemable Class A Common Stock

Redeemable Class A Common Stock has been valued at the same per share price as the per share valuation at the date of the Recapitalization in November 1997. Pursuant to the terms of certain stock repurchase agreements executed by Holdings and its employee-stockholders, the Company exercised its rights to repurchase stock of former employees. In the first quarter of 1999, 4,136 shares of stock were redeemed for a total of $82. In the opinion of management, there has not been any increase in the per share valuation since such date.

YOUNG AMERICA HOLDINGS, INC.
Notes to Consolidated Financial Statements - (Continued)
(in thousands, except share data - unaudited)
--------------------------------------------------------------------------------


5. RECENT ACCOUNTING PRONOUNCEMENTS
In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective for years beginning after June 15, 1999. SFAS No. 133 established accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No.133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. Special accounting for qualifying hedges allow a derivative's gains or losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company expects this statement to have no impact upon adoption.

In April 1998, the Financial Accounting Standards Board issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start Up Activities", effective for fiscal years beginning after December 15, 1998. SOP 98-5 requires the expensing of start-up activities as incurred, versus capitalizing and expensing them over a period of time. During the first quarter of 1999, the Company adopted SOP 98-5, which had no impact on the financial position of the Company.


6.   SEGMENT REPORTING:

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

The following is a summary of the composition of revenues by revenue category for the three months ended March 31:


                                    1999          1998
                                   -------       -------

CIP services                       $21,004       $13,709
Rebate revenues                     70,754        31,242
Postage and freight billings         5,183         5,679
                                   -------       -------
                                   $96,941       $50,630
                                   -------       -------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenues. Revenues were $96.9 million in the first quarter of 1999, an increase of 91.5% over the comparable quarter of 1998. The increase in revenues in the first quarter was a result of an increase in rebate revenues of $39.5 million and an increase in servicing revenues of $7.3 million. The increase in rebate and servicing revenues continues to result from the addition of new clients who conduct high-dollar value rebate programs funded through the Company and require integrated fulfillment and call center servicing. The increase of rebate and servicing revenues was offset in part by a decrease in postage and freight revenues ("PFR") of $.5 million. The reduction in PFR revenues reflects the movement from premium-based marketing programs to rebate programs. Servicing revenue increased 53.2% in the first quarter of 1999 from the same period in 1998. The Company has experienced a large increase in the number of calls received in the Company's call centers. The first quarter 1999 live operator volumes in the call center reached record numbers, exceeding first quarter 1998 by 157%. The increase in call volume is, in part, a result of the increased complexity of the client promotions. Many of the calls received are initiated by consumers before they send in the offer for processing.

Gross Profit. The Company's gross profit increased to $7.5 million or 7.7% of revenues for the first quarter of 1999 as compared to $4.4 million, or 8.8% of revenues for the first quarter of 1998. The increase in gross profit was a function of increased total revenues. The reduction in gross profit margin was the result of (i) a change in the mix of revenues as lower margin rebate revenues increased as a percentage of total revenue and (ii) increased expenses associated with expanding the capacity to handle the higher volumes in operations. Inbound operations costs have increased over the past twelve months as a result of the higher wages required in areas of low unemployment. All of the Company's inbound operations are located in Minnesota where the unemployment rate was approximately 2.8% in February 1999 compared to a national average of 4.7%. The Company is exploring options available to help reduce the cost impact realized as a result of this tight labor market. Among other things, such options may include outsourcing and/or other inbound processing locations. As marketing programs become more complex, the cost to process the programs increases. Due to pricing pressures from the Company's competitors, the increase in price does not directly correlate with the increase in costs, thus resulting in an increase in gross profit dollars but a decrease in gross profit as a percentage of revenues.

Operating Income. Operating income for the first quarter of 1999 increased by $1.9 million to $3.7 million from $1.8 million for the corresponding period of 1998. As a percentage of revenues, operating income was 3.9% for the quarter ended March 31, 1999 compared with 3.6% for the corresponding period of 1998. The increase in operating income was a result of the increase in gross profits partially offset by an increase in selling, general and administrative expenses. Selling, general and administrative expenses increased $1.1 million from the first quarter of 1998. The $1.1 million increase included $.4 million related to bonus and profit sharing accruals associated with the higher profitability, $.2 million of increased sales commissions associated with higher increased revenues, and $.1 million of expenses associated with the Year 2000 systems assessment. Much of the remaining increase was associated with fees relating to the preparation of regulatory and financial reporting and increased costs associated with labor and recruitment.

Interest Expense. The first quarter 1999 interest expense of $2.3 million is principally accrued interest on the Company's Senior Subordinated Notes (the "Notes") due 2006 with a small amount resulting from fees associated with non-usage of its bank credit facility. Interest expense in the first quarter of 1998 included interest on a senior bridge credit facility ("Bridge Facility") through the date of issuance of the Notes (February 23, 1998) and interest on the Notes thereafter. Amortization of deferred financing costs of $.1 million in the first quarter of 1999 decreased by $3.2 million from the same period in 1998. Amortization expenses in 1998 included $3.3 million of costs associated with obtaining the Bridge Facility, which costs were fully amortized upon repayment of the Bridge Facility with the proceeds of the Notes.

Income Taxes. The Company recorded an income tax provision of $.6 million for the first quarter of 1999, compared to an income tax benefit of $1.4 million for the first quarter of 1998 as a result of increased profitability.


 LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999 no amounts were outstanding under the Company's $10 million credit facility (the "Credit Facility") with Norwest Bank Minnesota, N.A. ("Norwest"), and the Company had a stockholders' deficit of $64.8 million, indebtedness of $80.0 million represented by the Notes and net working capital of $1.7 million. For additional information with respect to the Notes, see Note 2 of the Unaudited Consolidated Financial Statements.

The Company has historically financed its operations and capital expenditures principally through the retention of cash flow from operations. The Company also maintains the Credit Facility, which is collateralized by accounts receivable and other assets as detailed below. In addition, the Company operates facilities and technology-related equipment under operating leases with third parties. See
Note 3 for a summary of Company commitments under such operating lease agreements.

For the three-month period ended March 31, 1999, the Company's operations generated cash of $8.0 million, as compared to $.6 million for the prior year period. The $8.0 million of cash provided by operating activities in 1999 was principally the result of $1.0 million of net income and a $6.2 million increase in the collections due to and advances from clients. The $.6 million of cash provided by operating activities in 1998 was principally the result of a net loss of $2.3 million offset by the $3.3 million write-off of deferred financing costs relating to the repayment of the Bridge Facility. The Company's future cash flow from operations will continue to reflect (i) income taxes that the Company is required to pay as a C corporation and (ii) interest that will be incurred on outstanding indebtedness, including the Notes.

Net cash used in investing activities for the three-month periods ended March 31, 1999 and 1998 were $.2 million and $1.6 million, respectively. These capital expenditures principally relate to purchases of leasehold improvements and warehousing and packaging equipment related to fulfillment services provided by the Company. The Company's capital expenditure budget for 1999 totals $1.1 million. This budget may be changed by the Company during 1999 based upon the Company's results of operations during the year. The Company anticipates that capital expenditures for 1999 will not exceed $2.0 million.

Net cash used in financing activities for the three months ended March 31, 1999 and 1998 were $.1 million and $3.0 million respectively. Cash used in the first quarter of 1998 reflects the payment of financing costs associated with the placement of the Notes. Pursuant to the terms of the Recapitalization, following December 31, 2001, the Company is obligated to make additional payments, not to exceed $15 million, to the Selling Stockholders and certain employees of the Company, subject to the Company achieving certain performance targets set forth in the agreements relating to the Recapitalization. See Note 4 of the Unaudited Consolidated Financial Statements.

The Credit Facility, as amended provides for borrowings of up to $10.0 million based on a borrowing base formula equal to 85% of Eligible Receivables less Noncleared Rebate Items net of cash and cash equivalents (as defined in the Credit Facility) and has a final maturity date of March 31, 2001. The Credit Facility does not have any commitment reductions scheduled before maturity. Borrowings under the Credit Facility accrue interest, at the option of the Company, at either Norwest's base rate or at an interest rate equal to the London interbank rate for Eurodollar deposits for one, two or three month interest periods plus 2.5%. A fee of .5% per annum is payable with respect to the unused Commitment Amount (as defined in the Credit Facility) The Credit Facility is secured by a first priority interest in accounts receivable and related general intangibles of YAC.

The Credit Facility contains restrictive covenants that require the Company to maintain (i) commencing with the quarter ending December 31, 1999 and for each quarter thereafter, a minimum Interest Coverage Ratio (as defined in the Credit Facility) for the preceding four quarters of 1.35; (ii) for the quarters ending March 31, 1999 and June 30, 1999, a minimum Current Ratio (as defined in the Credit Facility) of 1.0 and 1.10 for each quarter thereafter; and (iii) for the nine months ending September 30, a minimum cumulative EBITDA of $9.5 million. The Credit Facility also limits capital expenditures to $0.5 million per quarter and cumulative annual capital expenditures to $2.0 million. In addition, the Credit Facility contains other covenants that, among other things, restrict acquisitions, investments, dividends, liens and other indebtedness, management fees, disposition of assets, change of voting control and guarantees. The Company was in compliance with all required covenants as of March 31, 1999.

In compliance with certain state laws, the Company obtains performance bonds in connection with sweepstakes programs it manages on behalf of its clients. The Company is indemnified by its clients for any obligations on those performance bonds, and the cost to the Company of obtaining the performance bonds plus a markup is billed to the clients.

Management is reviewing the costs and benefits of a potential consolidation or other affiliation with Distribution Associates, Inc. ("DAI"), a third party fulfillment company for direct mail catalogs. BTCP controls a majority of the economic interests of DAI. No formal discussions have been initiated with DAI's management concerning any such transaction. No assurance can be given as to what form the transaction may take, as to the manner any such transaction may be financed, or that such a transaction will or will not be consummated.

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

YEAR 2000 ISSUES

As the end of the 20th century approaches, most businesses face the challenge of ensuring that their software and hardware resources, and ultimately the automated processing and business activities that depend on information flow, will continue to function into the 21st century. The "Year 2000 problem", which arises from the use of a two-digit field to identify years in computer software and hardware and the assumption of a single millenium--the 1900's, is expected to cause many business systems to fail or produce inaccurate results. The Company believes it is well positioned to address these issues and bring its systems and business operations into compliance. An enterprise-wide program is currently underway with the goal of achieving Year 2000 compliance.

The Company has completed an internal review of its systems and operations. The inventory and assessment of internal information technology and non-IT systems have been inventoried, and the process of remediation, as appropriate, is underway. Remediation may include repair, replacement, or upgrade, with priorities based on a business risk assessment. Based on the information available to date, the Company does not anticipate any significant readiness problems with respect to its systems. The Company expects the remediation efforts to be completed by the end of the third quarter of this year, and contingency plans, where appropriate, to be completed by the end of the year. The Company anticipates that it will incur incremental costs not to exceed $.5 million in total in addressing Year 2000 issues, of which approximately $.1 million has been incurred to date. In an effort to review the systems of its key vendors and suppliers, the Company has sent to them Year 2000 questionnaires and is in the process of evaluating the responses. Based on the information received to date, the Company does not expect any significant problems, however, if the telecommunication providers fail to meet their Year 2000 system requirements on a timely basis, the Company's call center operations could be significantly impacted. The Company is using a similar process to evaluate the systems of its clients. The outcome of the Company's Year 2000 program is subject to a number of risks and uncertainties, some of which are beyond its control. Therefore, there can be no assurances that the Company will not incur material costs beyond the above-anticipated costs, or that the Company's business, financial condition, or results of operations will not be significantly impacted due to Year 2000 issues.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. The Company does not enter into derivative or other financial instruments for trading or speculative purposes.

The Company manages its interest rate by balancing the amount of fixed and variable debt. For fixed rate debt, interest changes affect the fair market value but do not impact earnings or cash flows. Conversely for variable rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. At March 31, 1999, the Company had fixed rate debt of $80.0 million and variable rate available borrowings up to $10.0 million under the Credit Facility.

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

                  None

         (b)      Reports on Form 8-K

                  None

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                                             Young America Corporation


         Date:  May 14, 1999                 By:       /s/  CHARLES D. WEIL
                                                  ----------------------------
                                             Name: Charles D. Weil
                                             Title:   President



                                             Young America Holdings, Inc.


         Date:  May 14, 1999                 By:       /s/  CHARLES D. WEIL
                                                  ----------------------------
                                             Name: Charles D. Weil
                                             Title:   President