Form 10-Q
period 1999-06-30
YOUNG AMERICA CORP; YOUNG AMERICA HOLDINGS INC
filed 1999-08-12
CIK 1058951, 1058952

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          -----------------------------

                                    FORM 10-Q

               X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes XX No
    The number of shares outstanding of the registrant's common stock as of August 12, 1999, was 1,907,825.

                          YOUNG AMERICA HOLDINGS, INC.
                            YOUNG AMERICA CORPORATION

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1999

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                               PAGE
         Item 1.   Financial Statements

a)       Consolidated Statements of  Operations
                  for the Three and Six Months Ended June 30, 1999, and 1998....................1

b)       Consolidated Balance Sheets
                  as of June 30, 1999, and December 31, 1998....................................2

c)       Consolidated Statements of Cash Flow
                  For the Six Months Ended June 30, 1999, and 1998..............................3

d)       Notes to Consolidated Financial Statements.............................................4

         Item 2.   Management's Discussion and Analysis of Financial
                       Condition and Results of Operations......................................9

         Item 3.   Quantitative and Qualitative Disclosure
                        About Market Risk......................................................12


PART II.   OTHER INFORMATION

         Item 1.  Legal Proceedings............................................................13

         Item 2.  Changes in Securities & Use of Proceeds......................................13

         Item 3.  Defaults Upon Senior Securities..............................................13

         Item 4.  Submission of Matters to a Vote of Security Holders..........................13

         Item 5.  Other Information............................................................13

         Item 6.  Exhibits and Reports on Form 8-K.............................................13


SIGNATURES.....................................................................................14

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                          YOUNG AMERICA HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            (IN THOUSANDS, UNAUDITED)

                                                            Three Months Ended                   Six Months Ended
                                                                 June 30,                             June 30,
                                                       ---------------------------         ---------------------------
                                                          1999              1998              1999              1998
                                                       ---------         ---------         ---------         ---------
Revenues                                               $  81,533         $  58,130         $ 178,474         $ 108,760
Cost of revenues:
  Rebates, postage and freight                            60,503            42,568           134,054            77,461
  Processing and servicing                                13,453            12,086            29,333            23,382
                                                       ---------         ---------         ---------         ---------
              Gross profit                                 7,577             3,476            15,087             7,917

Operating expenses:
  Selling                                                  1,469             1,496             3,125             2,920
  General and administrative                               2,328             1,384             4,414             2,562
                                                       ---------         ---------         ---------         ---------
                                                           3,797             2,880             7,539             5,482
                                                       ---------         ---------         ---------         ---------
              Operating income                             3,780               596             7,548             2,435
Other income (expense):
  Interest expense                                        (2,339)           (2,359)           (4,676)           (4,745)
  Interest income                                            136               178               321               414
  Amortization of deferred financing costs                  (109)              (94)             (218)           (3,422)
  Other                                                     --                (187)                1              (202)
                                                       ---------         ---------         ---------         ---------
                                                          (2,312)           (2,462)           (4,572)           (7,955)
                                                       ---------         ---------         ---------         ---------
Income (loss) before provision for income taxes            1,468            (1,866)            2,976            (5,520)
Provision (Benefit) from income taxes                        543              (681)            1,101            (2,033)
                                                       ---------         ---------         ---------         ---------
              Net income (loss)                        $     925         $  (1,185)        $   1,875         $  (3,487)
                                                       =========         =========         =========         =========

                          YOUNG AMERICA HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT FOR SHARE DATA, UNAUDITED)

                                                                                           June 30         December 31
                                                                                            1999               1998
                                                                                          ---------         ---------
                                                       ASSETS
Current Assets:
  Cash and cash equivalents                                                               $  13,351         $  12,220
  Trade receivables, net                                                                     17,547            16,184
  Supplies inventory                                                                            445               759
  Prepaid expenses                                                                              844               907
                                                                                          ---------         ---------
                        Total current assets                                                 32,187            30,070
Property and Equipment, at cost:                                                             20,053            19,643
  Less accumulated depreciation                                                             (12,322)          (11,391)
                                                                                          ---------         ---------
                                                                                              7,731             8,252
Deferred Financing Costs                                                                      2,890             3,108
Deferred Tax Assets                                                                           3,138             4,232
                                                                                          ---------         ---------
                        TOTAL ASSETS                                                      $  45,946         $  45,662
                                                                                          =========         =========


                                        LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
  Noncleared rebate items                                                                 $  12,032         $  14,066
  Accounts payable                                                                            1,872             1,732
  Collections due to and advances from clients                                                4,918             6,131
  Deferred income taxes                                                                         896               897
  Accrued expenses
  Interest                                                                                    3,514             3,514
  Compensation                                                                                2,907             1,289
  Other                                                                                       2,681             2,481
                                                                                          ---------         ---------
                        Total current liabilities                                            28,820            30,110
Senior Subordinated Notes                                                                    80,000            80,000
Other Long-Term Liabilities                                                                     172               391

Commitments and Contingencies (Note 3)

Redeemable Class A Common Stock, 36,759 and 40,894 shares
issued and outstanding                                                                          800               890

Stockholders' Deficit
  Class A common stock, par value $1 per share; 3,000,000 shares authorized,
   1,255,455 shares issued and outstanding                                                    1,255             1,255
  Class B common stock, par value $1 per share; 1,500,000 shares authorized,
   442,884 shares issued and outstanding                                                        443               443
  Class C common stock, par value $1 per share; 1,500,000 shares authorized,
   172,727 shares issued and outstanding                                                        173               173
  Additional paid-in capital                                                                 36,091            36,083
  Retained deficit                                                                         (101,808)         (103,683)
                                                                                          ---------         ---------
                                                                                            (63,846)          (65,729)
                                                                                          ---------         ---------

                        TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                       $  45,946         $  45,662
                                                                                          =========         =========

                          YOUNG AMERICA HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS, UNAUDITED)

                                                                      Six Months Ended
                                                                          June 30,
                                                                -------------------------
                                                                  1999             1998
                                                                --------         --------
Operating Activities:
  Net (loss) income                                             $  1,875         $ (3,487)
  Adjustments to reconcile net (loss) income to net cash
  (used in) provided by operating activities:
  Depreciation and amortization                                      945              966
  Amortization of deferred financing costs                           218            3,422
  Deferred income taxes                                            1,093           (2,040)
  Changes in operating assets and liabilities:
  Trade receivables                                               (1,363)          (3,728)
  Supplies inventory                                                 314               39
  Prepaid expenses                                                    63             (396)
  Non-cleared rebate items                                        (2,034)           5,960
  Accounts payable                                                   140             (352)
  Collections due to and advances from clients                    (1,213)             456
  Accrued expenses                                                 1,818           (1,710)
  Other, Net                                                        (219)            --
                                                                --------         --------
  Net cash provided by operating activities                        1,637             (870)
                                                                --------         --------

Investing Activities
  Purchases of property and equipment                               (424)          (2,151)
                                                                --------         --------
  Net cash used in investing activities                             (424)          (2,151)
                                                                --------         --------

Financing Activities:
  Repayment of Bridge Facility                                      --            (80,000)
  Net Proceeds from senior subordinated debt                        --             76,959
  Proceeds from stock subscriptions                                 --                 24
  Redemption of common stock                                         (82)            (649)
  Distributions paid to stockholders                                --               --
                                                                --------         --------
    Net cash used in financing activities                            (82)          (3,666)
                                                                --------         --------
    Change in cash and cash equivalents                            1,131           (6,687)
Cash and Cash Equivalents:
    Beginning of period                                           12,220           17,940
                                                                --------         --------
    End of period                                               $ 13,351         $ 11,253
                                                                ========         ========

Suplemental Disclosures of Cash Flow Information:
      Cash payment for interest                                 $  4,676         $  2,410
                                                                ========         ========

      Income Taxes Paid                                         $      7         $      7
                                                                --------         --------

YOUNG AMERICA HOLDINGS, INC.
Notes to Consolidated Financial Statements
(in thousands, except share data - unaudited)

1. BASIS OF PRESENTATION - PRINCIPLES OF CONSOLIDATION
   The accompanying consolidated financial statements have been prepared by the Company and include the accounts of Young America Holdings, Inc. ("Holdings"), and its wholly-owned subsidiaries, Young America Corporation ("YAC") and YAC.ECOM, Inc. ("YAC.ECOM") collectively, the "Company". All significant intercompany items have been eliminated. In the opinion of management, all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 1999, and for all periods presented, have been made. Separate financial statements of YAC and YAC.ECOM have not been presented as management has determined that they would not be material to investors given that (i) they are wholly-owned subsidiaries of Holdings, (ii) YAC holds and represents substantially all of the assets, liabilities, and operations of the consolidated entity, and (iii) Holdings has provided a full and unconditional guarantee of the Notes (as defined below).

   On February 2, 1999, Holdings caused YAC.ECOM to be incorporated in the State of Minnesota and thereafter Holdings acquired all of the outstanding capital stock of YAC.ECOM. YAC.ECOM intends to provide fulfillment services for consumer product companies through its clients' internet sites.

   Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the information included in this Form 10-Q be read in conjunction with Management's Discussion and Analysis and the financial statements and notes thereto included in the Young America Holdings, Inc., Annual Report on Form 10-K for the year ended December 31, 1998.

2. DEBT
   On February 23, 1998, YAC issued $80,000 of 11 5/8% Senior Subordinated Notes due 2006 (the "Notes"). Interest on the Notes is payable semiannually in arrears on February 15 and August 15 of each year, beginning August 15, 1998. The net proceeds of the offering of the Notes, along with $5,391 in cash, were used to repay, in full, amounts outstanding under a senior bridge credit facility (the "Bridge Facility"). In connection with the repayment of the Bridge Facility, the Company wrote off $3,292 of the deferred financing costs in February 1998.

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

                 2002.......................105.813%
                 2003.......................103.875
                 2004.......................101.938
                 2005 and thereafter........100.000%

   In addition, at any time on or prior to February 15, 2001, YAC, at its option, may redeem, with the net cash proceeds of one or more equity offerings, up to 35% of the aggregate principal amount of the Notes at a redemption price equal to 111.625% of the principal amount thereof, plus accrued and unpaid interest thereon, if any, to the date of redemption; provided that at least 65% of the aggregate principal amount of the Notes remains outstanding immediately following such redemption. Additionally, upon a Change of Control (as defined in the indenture under which the Notes were issued ("Indenture")), each holder of Notes will have the right to require YAC to repurchase such holder's Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the repurchase date.

YOUNG AMERICA HOLDINGS, INC.
Notes to Consolidated Financial Statements - (Continued)
(in thousands, except share data - unaudited)

The Notes are not subject to sinking fund requirements. The Notes are general unsecured obligations of Holdings and YAC and are subordinated in right of payment to all existing and future senior indebtedness of Holdings and YAC, including YAC's obligations under the Credit Facility referred to hereinafter.

The Indenture contains certain covenants with respect to YAC, and any future subsidiaries YAC may form or acquire, that restrict, among other things, the incurrence of additional indebtedness, the payment of dividends and other restricted payments, the creation of certain liens, the use of proceeds from sales of assets and subsidiary stock, and transactions with affiliates. The Indenture also restricts the ability of Holdings and YAC to consolidate or merge with or into, or to transfer all or substantially all of their respective assets to, another entity.

The Company has a revolving credit facility ("Credit Facility") with Norwest Bank Minnesota, N.A. ("Norwest"), which provides for borrowings of up to $10,000 based on a borrowing base formula equal to 85% of Eligible Receivables less Noncleared Rebate Items net of cash and cash equivalents (as defined in the Credit Facility), and has a final maturity date of March 31, 2001. The Credit Facility does not have any commitment reductions scheduled before maturity. Borrowings under the Credit Facility will accrue interest, at the option of the Company, at either Norwest's base rate or at an interest rate equal to the London interbank rate for Eurodollar deposits for one, two or three month interest periods plus 2.5%. A fee of .5% per annum is payable with respect to the unused Commitment Amount (as defined in the Credit Facility). The Credit Facility is secured by a first-priority interest in accounts receivable and related general intangibles of YAC.

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


3. CONTINGENCIES
   Leases
   The Company has operating leases for warehouse space and equipment. The future minimum payments under these obligations are as follows:

                   Years ending December 31:
                    1999..........$6,387
                    2000...........5,389
                    2001...........2,591
                    2002...........1,027
                    2003.............331

YOUNG AMERICA HOLDINGS, INC.
Notes to Consolidated Financial Statements - (Continued)
(in thousands, except share data - unaudited)


Guarantees

Sweepstakes performance bonds are guaranteed for certain clients based on certain financial criteria. The Company had guaranteed approximately $10,471 and $9,978 in performance bonds for various clients, as of June 30, 1999, and December 31, 1998, respectively. The Company also obtains an indemnity agreement from these clients indemnifying the Company from obligations under the performance bonds.

4. RECAPITALIZATION

Prior to November 25, 1997, all of the capital stock of Holdings (formerly known as Young America Corporation) was owned by Jay F. Ecklund, its then Chairman and Chief Executive Officer, and certain trusts for the benefit of members of his family (the "Selling Shareholders"). On that date, Holdings effected a recapitalization (the "Recapitalization"), pursuant to a recapitalization agreement (the "Recapitalization Agreement") under which substantially all of Holdings' assets and business were transferred to a newly formed subsidiary, Young America Corporation, and Holdings changed its name to Young America Holdings, Inc. The following table presents summarized Statement of Operations information for Holdings, YAC and YAC.ECOM for the three and six months ended June 30,1999 and June 30, 1998; and summarized Balance Sheet information as of June 30, 1999, and December 31, 1998. The only substantial asset retained by Holdings in the Recapitalization was certain real property, which is leased to YAC, at cost, for use in its operations.

                                   Three Months Ended                  Six Months Ended
                                        June 30                            June 30
                                1999              1998              1999             1998
                              ---------        ---------         ---------        ---------
Revenues:
      Holdings                $    --          $    --           $    --          $    --
      YAC                        81,521           58,130           178,462          108,760
      YAC.ECOM                       12             --                 12              --
                              ---------        ---------         ---------        ---------
          Consolidated        $  81,533        $  58,130         $ 178,474        $ 108,760
                              =========        =========         =========        =========

Gross Profit:
      Holdings                $    --          $    --           $    --          $    --
      YAC                         7,577            3,476            15,087            7,917
      YAC.ECOM                     --               --                --               --
                              ---------        ---------         ---------        ---------
          Consolidated        $   7,577        $   3,476         $  15,087        $   7,917
                              =========        =========         =========        =========

Net (loss) Income:
      Holdings                $    --          $    --           $    --          $    --
      YAC                           925           (1,185)            1,875           (3,487)
      YAC.ECOM                     --               --                --                --
                              ---------        ---------         ---------        ---------
          Consolidated        $     925        $  (1,185)        $   1,875        $  (3,487)
                              =========        =========         =========        =========

YOUNG AMERICA HOLDINGS, INC.
Notes to Consolidated Financial Statements - (Continued)
(in thousands, except share data - unaudited)

                                   June 30          December 31
                                    1999               1998
                                   -------            -------
Current Assets:
      Holdings                     $   379            $   373
      YAC                           31,764             29,697
      YAC.ECOM                          44               --
                                   -------            -------
          Consolidated             $32,187            $30,070
                                   =======            =======

Noncurrent Assets:
      Holdings                     $ 2,435            $ 2,512
      YAC                           11,324             13,080
      YAC.ECOM                        --                 --
                                   -------            -------
          Consolidated             $13,759            $15,592
                                   =======            =======

Current Liabilities:
      Holdings                     $  --              $  --
      YAC                           28,773             30,110
      YAC.ECOM                          47
                                   -------            -------
          Consolidated             $28,820            $30,110
                                   =======            =======

Noncurrent Liabilities:
      Holdings                     $  --              $  --
      YAC                           80,172             80,391
      YAC.ECOM                        --                 --
                                   -------            -------
          Consolidated             $80,172            $80,391
                                   =======            =======

Pursuant to the terms of the Recapitalization Agreement, Holdings made an additional payment of approximately $692 to the Selling Shareholders and certain employees of the Company during the second quarter of 1998. Such payment was based upon the final determination of total stockholders' equity (as defined in the Recapitalization Agreement) of Holdings as of October 31, 1997, and Holdings profits or losses (as defined) for the period ended on the date of Recapitalization. Also, in connection with the Recapitalization, Holdings is obligated to make additional payments to the former majority shareholders, subject to Holdings achieving certain targets defined in the Recapitalization Agreement. To the extent cumulative excess free cash flow (as defined in the Recapitalization Agreement) of the Company for the four-year period ending December 31, 2001, exceeds $93,000, Holdings is required to make an additional purchase price payment equal to 20% of such excess, subject to a maximum amount payable of $15,000. Under separate agreements with certain employees of the Company and the former majority shareholders, a portion of this additional purchase price payment will be payable to such individuals. Any payments made to management will result in compensation charges in the period the amount becomes determinable.


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

YOUNG AMERICA HOLDINGS, INC.
Notes to Consolidated Financial Statements - (Continued)
(in thousands, except share data - unaudited)

5. RECENT ACCOUNTING PRONOUNCEMENTS
In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective for years beginning after June 15, 2000. SFAS No. 133 established accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No.133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. Special accounting for qualifying hedges allow a derivative's gains or losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company expects this statement to have no impact upon adoption.


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

The following is a summary of the composition of revenues by revenue category for the three and six months ended June 30, 1999, and 1998:

Segment Reporting Three and Six months ended June 30,

                                       Three Months Ended               Six Months Ended
                                             June 30,                        June 30,
                                    ------------------------        ------------------------
                                      1999            1998            1999            1998
                                    --------        --------        --------        --------
CIP services                        $ 17,836        $ 13,596        $ 38,840        $ 27,305
Rebate revenues                       58,705          39,381         129,459          70,623
Postage and freight billings           4,992           5,153          10,175          10,832
                                    --------        --------        --------        --------
                                    $ 81,533        $ 58,130        $178,474        $108,760
                                    ========        ========        ========        ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenues. Revenues were $81.5 million in the second quarter of 1999, an increase of 40.3% over the comparable quarter of 1998. On a year-to-date basis, revenues were $178.5 million, 64.1% greater than the same period of 1998. The increase in revenues in the second quarter was a result of an increase in rebate revenues of $19.3 million and an increase in servicing revenues of $4.2 million. The increase in revenues in the first six months of 1999 was a result of (i) an increase in rebate revenues of $58.8 million and (ii) an increase in servicing revenue of $11.5 million. The increase in rebate and servicing revenues was primarily driven by the increased revenue of existing clients and the addition of new clients who conduct high-dollar value rebate programs and require integrated fulfillment and call center servicing. The increase of rebate and servicing revenues for the three and six month periods ended June 30,1999 was offset in part by a decrease in postage and freight revenues ("PFR") of $.2 and $.7 million, respectively, as compared to the prior year periods. The reduction in PFR revenues reflects the movement from premium-based marketing programs to rebate programs. Servicing revenue increased 31.2% in the second quarter of 1999 from the same period in 1998 and 42.3% on a year to date basis compared to the same period of 1998.

Gross Profit. The Company's gross profit increased to $7.6 million or 9.3% of revenues for the second quarter of 1999 as compared to $3.5 million or 6.0% of revenues for the second quarter of 1998. Gross profits were $15.1 million or 8.5% of revenues in the first half of 1999 as compared to $7.9 million or 7.3% of revenues for the same period in 1998. The increase in gross profit was a function of an increase in total revenues and containment of processing and servicing costs. In addition, the Company was able to process increased revenues without a proportionate increase in semi-variable costs. This was accomplished in part by the implementation of a number of cost-saving initiatives in the second half of 1998 including the consolidation of the Albert Lea, Minnesota and Belle Plaine, Minnesota facilities into the other existing facilities and the consolidation of the Young America, Minnesota call center into the Mankato, Minnesota and Oklahoma City, Oklahoma call centers. The Company has continued to implement additional cost-savings initiatives in the second quarter of 1999 including the consolidation of some inbound operations from the Mankato, Minnesota location into the Young America, Minnesota location and the development of an outsourcing relationship to process inbound mail sortation.

Operating Income. Operating income for the second quarter of 1999 increased by $3.2 million to $3.8 million from $.6 million for the corresponding period of 1998. As a percentage of revenues, operating income was 4.6% for the quarter ended June 30, 1999 compared with 1.0% for the corresponding period of 1998. Year to date operating income was $7.5 million or 4.2% of revenues as compared to $2.4 million or 2.2% of revenues for the first six months of 1998. The increase in the quarter and year-to-date operating income was a result of the increase in gross profits partially offset by an increase in selling, general and administrative expenses. Selling, general and administrative expenses increased $0.9 million and $2.1 million in the three and six month periods ended June 30, 1999, respectively, compared to the corresponding periods last year. The increases related primarily to bonus, profit sharing and commissions associated with higher sales and profitability.

Interest Expense. For the three and six month periods ending June 30, 1999, the $2.3 million of interest expense is principally accrued interest on the Company's Senior Subordinated Notes (the "Notes") due 2006 with a small amount resulting from fees associated with non-usage of its bank credit facility. Amortization of deferred financing costs of $.2 million in the first six months of 1999 decreased by $3.2 million from the same period in 1998. Amortization expenses in 1998 included $3.3 million of costs associated with obtaining a senior bridge credit facility (the "Bridge Facility"), which costs were fully amortized upon repayment of the Bridge Facility with the proceeds of the Notes.

Income Taxes. The Company recorded an income tax provision of $.5 and $1.1 million for the three and six months ended June 30, 1999, respectively, as compared to an income tax benefit of $.7 and $2.0 million, respectively, for the corresponding period in 1998. These increases are a result of a change in profitability.

Net Income. As a result of the foregoing factors, the Company reported net income of $.9 and $1.9 million for the three and six months ended June 30, 1999, respectively, as compared to a net loss of $1.2 and $3.5 million, respectively, for the corresponding period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999 no amounts were outstanding under the Company's $10 million credit facility (the "Credit Facility") with Norwest Bank Minnesota, N.A. ("Norwest"), and the Company had a stockholders' deficit of $63.8 million, indebtedness of $80.0 million represented by the Notes and net working capital of $3.4 million. For additional information with respect to the Notes, see Note 2 of the Unaudited Consolidated Financial Statements.

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

For the six-month period ended June 30, 1999, the Company's operations generated cash of $1.6 million compared to cash utilization of $.9 million for the same period in 1998. The change in operating cash flow is primarily related to the increased profitability in 1999. The Company's future cash flow from operations will continue to reflect (i) income taxes that the Company is required to pay and (ii) interest that will be incurred on outstanding indebtedness, including the Notes.

Net cash used in investing activities for the six month periods ended June 30, 1999 and 1998 were $.4 million and $2.2 million, respectively. These capital expenditures principally relate to purchases of leasehold improvements and warehousing and packaging equipment related to fulfillment services provided by the Company. The Company's capital expenditure budget for 1999 totals $1.1 million. This budget may be changed by the Company during 1999 based upon the Company's results of operations during the year. The Company anticipates that capital expenditures for 1999 will not exceed $2.0 million.

Net cash used in financing activities for the six months ended June 30, 1999 and 1998 were $.1 million and $3.7 million respectively. Cash used in the first six months of 1998 reflects the payment of financing costs associated with the placement of the Notes. Pursuant to the terms of the Recapitalization, following December 31, 2001, the Company is obligated to make additional payments, not to exceed $15 million, to the Selling Stockholders and certain employees of the Company, subject to the Company achieving certain performance targets set forth in the agreements relating to the Recapitalization. See Note 4 of the Unaudited Consolidated Financial Statements.

The Credit Facility, as amended, provides for borrowings of up to $10.0 million based on a borrowing base formula equal to 85% of Eligible Receivables less Noncleared Rebate Items net of cash and cash equivalents (as defined in the Credit Facility) and has a final maturity date of March 31, 2001. The Credit Facility does not have any commitment reductions scheduled before maturity. Borrowings under the Credit Facility accrue interest, at the option of the Company, at either Norwest's base rate or at an interest rate equal to the London interbank rate for Eurodollar deposits for one, two or three month interest periods plus 2.5%. A fee of .5% per annum is payable with respect to the unused Commitment Amount (as defined in the Credit Facility) The Credit Facility is secured by a first priority interest in accounts receivable and related general intangibles of YAC.

The Credit Facility contains restrictive covenants that require the Company to maintain (i) commencing with the quarter ending December 31, 1999 and for each quarter thereafter, a minimum Interest Coverage Ratio (as defined in the Credit Facility) for the preceding four quarters of 1.35; (ii) for the quarters ending March 31, 1999 and June 30, 1999, a minimum Current Ratio (as defined in the Credit Facility) of 1.0 and 1.10 for each quarter thereafter; and (iii) for the nine months ending September 30, a minimum cumulative EBITDA of $9.5 million. The Credit Facility also limits capital expenditures to $0.5 million per quarter and cumulative annual capital expenditures to $2.0 million. In addition, the Credit Facility contains other covenants that, among other things, restrict acquisitions, investments, dividends, liens and other indebtedness, management fees, disposition of assets, change of voting control and guarantees. The Company was in compliance with all required covenants as of June 30, 1999.

In compliance with certain state laws, the Company obtains performance bonds in connection with sweepstakes programs it manages on behalf of its clients. The Company is indemnified by its clients for any obligations on those performance bonds, and the cost to the Company of obtaining the performance bonds plus a markup is billed to the clients.

As referenced in the report on Form 10-Q for the period ended March 31, 1999, management continues to review the costs and benefits of a potential consolidation or other affiliation with Distribution Associates, Inc. ("DAI"), a third party fulfillment company for direct mail catalogs. BT Capital Partners SBIC, L.P. (formerly BT Capital Partners, Inc.), the majority shareholder of the Company, controls a majority of the economic interests of DAI. No formal discussions have been initiated with DAI's management concerning any such transaction. No assurance can be given as to what form the transaction may take, as to the manner any such transaction may be financed, or that such a transaction will or will not be consummated.

The Company's ability to pay principal and interest on the Notes and to satisfy its other debt obligations will depend upon its future operating performance, which performance will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond the control of the Company. The Company's ability to pay principal and interest on the Notes and to satisfy its other debt obligations will also depend upon the future availability of revolving credit borrowings under the Credit Facility or any successor facility. Such availability is or may depend on, among other things, the Company meeting certain specified covenants and borrowing base prerequisites. The Company expects that, based on current and expected levels of operations, its operating cash flow, together with borrowings under the Credit Facility, should be sufficient to meet its operating expenses, to make necessary capital expenditures and to service its debt requirements as they become due, for the next 12 months. The Company also expects to continue to utilize operating leases to finance its needs for facilities and certain equipment. If the Company is unable to service its indebtedness, it will be forced to take actions such as reducing operating expenses, reducing or delaying acquisitions and/or capital expenditures, selling assets, restructuring or refinancing its indebtedness (which could include the Notes), or seeking additional equity capital. There is no assurance that any of these remedies can be effected on satisfactory terms, if at all.

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

The Company has completed an internal review of its systems and operations. The inventory and assessment of internal information technology and non-IT systems have been inventoried, and the process of remediation, as appropriate, is underway. Remediation may include repair, replacement, or upgrade, with priorities based on a business risk assessment. Based on the information available to date, the Company does not anticipate any significant readiness problems with respect to its systems. The Company expects the remediation efforts to be completed by the end of the third quarter of 1999, and contingency plans, where appropriate, to be completed by the end of the year. The Company anticipates that it will incur incremental costs not to exceed $.5 million in total in addressing Year 2000 issues, of which approximately $.2 million has been incurred to date.

 In an effort to review the systems of its key vendors and suppliers, the Company has sent to them Year 2000 questionnaires and has evaluated the responses. Based on the information received to date, the Company does not expect any significant problems; however, if the Company's telecommunication providers fail to meet their Year 2000 system requirements on a timely basis, the Company's call center operations could be significantly impacted. The Company is using a similar process to evaluate the Year 2000 readiness of its clients. The outcome of the Company's Year 2000 program is subject to a number of risks and uncertainties, some of which are beyond its control. Therefore, there can be no assurances that the Company will not incur material costs beyond the above-anticipated costs, or that the Company's business, financial condition, or results of operations will not be significantly impacted due to Year 2000 issues.

FORWARD LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements that involve risk and uncertainties. All statements other than statements of historical facts included in this report on Form 10-Q, including, without limitation, statements regarding the future financial position of the Company, business strategy, budgets, projected costs and plans and objectives of management for future operations are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may", "will", "expect", "intend", "estimate", "anticipate", "believe" or similar words. Those forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially form those contemplated by the forward-looking statements. Important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements are discussed under this heading "Management Discussion and Analysis of Financial Condition and Results of Operations", and elsewhere in, this report on Form 10-Q and in the other documents and reports filed by the Company with the Securities and Exchange Commission, including the registration statement relating to the Notes. All subsequent written and oral forward-looking statements attributable to Holdings, YAC or YAC.ECOM or persons acting on their behalf are expressly qualified in their entirety by these factors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. The Company does not enter into derivative or other financial instruments for trading or speculative purposes.

The Company manages its interest rate by balancing the amount of fixed and variable debt. For fixed rate debt, interest changes affect the fair market value but do not impact earnings or cash flows. Conversely for variable rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. At June 30, 1999, the Company had fixed rate debt of $80.0 million and variable rate available borrowings up to $10.0 million under the Credit Facility.

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

                  None.

         (b)      Reports on Form 8-K

                  None.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                                             Young America Corporation


         Date:  August 12, 1999              By:       /s/  CHARLES D. WEIL
                                                  ----------------------------
                                             Name: Charles D. Weil
                                             Title:   President



                                             Young America Holdings, Inc.


         Date:  August 12, 1999              By:       /s/  CHARLES D. WEIL
                                                  ----------------------------
                                             Name: Charles D. Weil
                                             Title:   President