Form 10-Q
period 1999-09-30
YOUNG AMERICA CORP; YOUNG AMERICA HOLDINGS INC
filed 1999-11-12
CIK 1058951, 1058952

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                         _____________________________

                                   FORM 10-Q

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM ______TO_______

                        --------------------------------

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

Yes   XX             No

The number of shares outstanding of the registrant's common stock as of November 10, 1999, was 1,905,895.

                          YOUNG AMERICA HOLDINGS, INC.
                           YOUNG AMERICA CORPORATION

                                   FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                     INDEX



PART I.  FINANCIAL INFORMATION                                                           PAGE

     Item 1.   Financial Statements

          a)  Consolidated Statements of  Operations
              for the Three and Nine Months Ended September 30, 1999, and 1998 . . . . .  1

          b)  Consolidated Balance Sheets
              as of September 30, 1999, and December 31, 1998  . . . . . . . . . . . . .  2

          c)  Consolidated Statements of Cash Flow
              For the Nine Months Ended September 30, 1999, and 1998 . . . . . . . . . .  3

          d)  Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . .  4

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations  . . . . . . . . . . . . . . . . . . .  9

     Item 3.  Quantitative and Qualitative Disclosure
              About Market Risk  . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

PART II.   OTHER INFORMATION

      Item 1. Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

      Item 2. Changes in Securities & Use of Proceeds  . . . . . . . . . . . . . . . . . 13

      Item 3. Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . . . . . . 13

      Item 4. Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . 13

      Item 5. Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

      Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . 13


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

                        PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

             YOUNG AMERICA HOLDINGS, INC.
         CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, UNAUDITED)

                                                          Three Months Ended        Nine Months Ended
                                                           September 30,                September 30,
                                                        ---------------------       ----------------------
                                                          1999        1998            1999         1998
                                                        ---------   ---------       ----------   ---------
Revenues                                                $ 64,300    $ 53,640        $ 242,774    $ 162,400
Cost of revenues:
   Rebates, postage and freight                           46,368      38,142          180,422      115,603
   Processing and servicing                               12,548      12,559           41,881       35,941
                                                        ---------   ---------       ----------   ----------
        Gross profit                                       5,384       2,939           20,471      10,856
Operating expenses:
   Selling                                                 1,449       1,535            4,574       4,455
   General and administrative                              2,600       1,286            7,014       3,848
                                                        ---------   ---------       ----------   ----------
                                                           4,049       2,821           11,588       8,303
                                                        ---------   ---------       ----------   ----------
        Operating income                                   1,335         118            8,883       2,553
Other income (expense):
   Interest expense                                       (2,338)     (2,379)          (7,014)     (7,123)
   Interest income                                           184         103              505         517
   Amortization of deferred financing costs                 (109)        (99)            (327)     (3,523)
   Other                                                       -          (2)               1        (204)
                                                        ---------   ---------       ----------   ----------
                                                          (2,263)     (2,377)          (6,835)    (10,333)
                                                        ---------   ---------       ----------   ----------
Income (loss) before provision for income taxes             (928)     (2,259)           2,048      (7,780)
Provision (Benefit) from income taxes                       (343)       (836)             758      (2,869)
                                                        ---------   ---------       ----------   ----------
        Net income (loss)                               $   (585)   $ (1,423)       $   1,290    $  (4,911)
                                                        =========   =========       ==========   ==========

                          YOUNG AMERICA HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                ( IN THOUSANDS, EXCEPT FOR SHARE DATA, UNAUDITED)

                                                                                  September 30       December 31
                                                                                      1999              1998
                                                                                  ------------       -----------
                                   ASSETS
Current Assets:
   Cash and cash equivalents                                                       $   11,907         $  12,220
   Trade receivables, net                                                              14,081            16,184
   Supplies inventory                                                                     766               759
   Prepaid expenses                                                                       772               907
                                                                                  ------------       -----------
              Total current assets                                                     27,526            30,070
Property and Equipment, at cost:                                                       20,498            19,643
   Less accumulated depreciation                                                      (12,808)          (11,391)
                                                                                  ------------       -----------
                                                                                        7,690             8,252
Deferred Financing Costs                                                                2,780             3,108
Deferred Tax Assets                                                                     3,509             4,232
                                                                                  ------------       -----------
              TOTAL ASSETS                                                         $   41,505         $  45,662
                                                                                  ============       ===========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:

   Noncleared rebate items                                                         $   10,814         $  14,066
   Accounts payable                                                                     2,445             1,732
   Collections due to and advances from clients                                         3,774             6,131
   Deferred income taxes                                                                  896               897
   Accrued expenses
          Interest                                                                      1,188             3,514
          Compensation                                                                  3,028             1,289
          Other                                                                         2,905             2,481
                                                                                  ------------       -----------
              Total current liabilities                                                25,050            30,110
Senior Subordinated Notes                                                              80,000            80,000
Other Long-Term Liabilities                                                                86               391

Commitments and Contingencies (Note 3)

Redeemable Class A Common Stock, 36,759 and 40,894 shares
issued and outstanding                                                                    800               890

Stockholders' Deficit

   Class A common stock, par value $1 per share; 3,000,000 shares authorized,
     1,255,455 shares issued and outstanding                                            1,255             1,255
   Class B common stock, par value $1 per share; 1,500,000 shares authorized,
     442,884 shares issued and outstanding                                                443               443
   Class C common stock, par value $1 per share; 1,500,000 shares authorized,
     172,727 shares issued and outstanding                                                173               173
   Additional paid-in capital                                                          36,091            36,083
   Retained deficit                                                                  (102,393)         (103,683)
                                                                                  ------------       -----------
                                                                                      (64,431)          (65,729)
                                                                                  ------------       -----------

              TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                          $   41,505         $  45,662
                                                                                  ============       ===========


                          YOUNG AMERICA HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS, UNAUDITED)

                                                                              Nine Months Ended
                                                                                September 30,
                                                                    ----------------------------------
                                                                         1999                 1998
                                                                    ------------         -------------

Operating Activities:
   Net (loss) income                                             $         1,290      $       (4,911)
   Adjustments to reconcile net (loss) income to net cash
   (used in) provided by operating activities:
      Depreciation and amortization                                        1,431               1,496
      Amortization of deferred financing costs                               328               3,523
      Deferred income taxes                                                  722              (2,878)
      Changes in operating assets and liabilities:
      Trade receivables                                                    2,103              (4,214)
      Supplies inventory                                                      (7)                (24)
      Prepaid expenses                                                       135                (341)
      Non-cleared rebate items                                            (3,252)              5,914
      Accounts payable                                                       713                (335)
      Collections due to and advances from clients                        (2,357)              2,377
      Accrued expenses                                                      (163)             (3,835)
      Other, Net                                                            (305)                -
                                                                 ----------------     ---------------
      Net cash provided by operating activities                              638              (3,228)
                                                                 ----------------     ---------------
Investing Activities
   Purchases of property and equipment                                      (869)             (2,378)
                                                                 ----------------     ---------------
      Net cash used in investing activities                                 (869)             (2,378)
                                                                 ----------------     ---------------
Financing Activities:
   Repayment of Bridge Facility                                            -                 (80,000)
   Net Proceeds from senior subordinated debt                              -                  76,539
   Proceeds from stock subscriptions                                       -                      24
   Redemption of common stock                                                (82)               (709)
   Distributions paid to stockholders                                      -                      -
                                                                 ----------------     ---------------

      Net cash used in financing activities                                  (82)             (4,146)
                                                                 ----------------     ---------------
      Change in cash and cash equivalents                                   (313)             (9,752)
Cash and Cash Equivalents:
      Beginning of period                                                 12,220              17,940
                                                                 ----------------     ---------------
      End of period                                              $        11,907      $        8,188
                                                                 ================     ===============

Suplemental Disclosures of Cash Flow Information:
      Cash payment for interest                                  $         9,340      $         4,484
                                                                 ================     ===============

      Income Taxes Paid                                          $            35      $             9
                                                                 ================     ===============


YOUNG AMERICA HOLDINGS, INC.
Notes to Consolidated Financial Statements
(in thousands, except share data - unaudited)
================================================================================

1. Basis of Presentation - Principles of Consolidation

   The accompanying consolidated financial statements have been prepared by the Company and include the accounts of Young America Holdings, Inc. ("Holdings"), and its wholly-owned subsidiaries, Young America Corporation ("YAC") and YAC.ECOM, Inc. ("YAC.ECOM") collectively, the "Company". All significant intercompany items have been eliminated. In the opinion of management, all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 1999, and for all periods presented, have been made. Separate financial statements of YAC and YAC.ECOM have not been presented as management has determined that they would not be material to investors given that (i) they are wholly-owned subsidiaries of Holdings, (ii) YAC holds and represents substantially all of the assets, liabilities, and operations of the consolidated entity, and
   (iii) Holdings has provided a full and unconditional guarantee of the Notes (as defined below).

   On February 2, 1999, Holdings caused YAC.ECOM to be incorporated in the State of Minnesota and thereafter Holdings acquired all of the outstanding capital stock of YAC.ECOM. YAC.ECOM provides fulfillment services for consumer product companies through its clients' internet sites.


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

2. DEBT

   On February 23, 1998, YAC issued $80,000 principal amount of 11 5/8% Senior Subordinated Notes due 2006 (the "Notes"). Interest on the Notes is payable semiannually in arrears on February 15 and August 15 of each year, beginning August 15, 1998. The net proceeds of the offering of the Notes, along with $5,391 in cash, were used to repay, in full, amounts outstanding under a senior bridge credit facility (the "Bridge Facility"). In connection with the repayment of the Bridge Facility, the Company wrote off $3,292 of the deferred financing costs in February 1998.

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

                  2002 . . . . . . . . . . 105.813%
                  2003 . . . . . . . . . . 103.875
                  2004 . . . . . . . . . . 101.938
                  2005 and thereafter  . . 100.000%

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

YOUNG AMERICA HOLDINGS, INC.
Notes to Consolidated Financial Statements  - (Continued)
(in thousands, except share data - unaudited)
============================================================================

The Notes are not subject to sinking fund requirements. The Notes and the guarantees of the Notes by Holdings are general unsecured obligations of YAC and Holdings, respectively, and are subordinated in right of payment to all existing and future senior indebtedness of YAC and Holdings, respectively, including YAC's obligations under the Credit Facility referred to hereinafter.

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

The Credit Facility was amended on November 16, 1998 and March 12, 1999 to revise certain restrictive covenants contained in the original agreement. The Credit Facility currently requires Young America to maintain (i) commencing with the quarter ending December 31, 1999 and for each quarter thereafter, a minimum Interest Coverage Ratio (as defined in the Credit Facility) for the preceding four quarters of 1.35; (ii) a minimum Current Ratio (as defined in the Credit Facility) of 1.10 for each quarter commencing with the quarter ended September 30, 1999; and (iii) for the nine months ended September 30, 1999, a minimum cumulative EBITDA of $9,500. Based on its current operating results and business plans, the Company believes that it will be able to satisfy these requirements. The Credit Facility restricts Young America's capital expenditures to $500 per quarter and cumulative annual capital expenditures to $2,000. In addition, the Credit Facility, contains other covenants that, among other things, restrict acquisitions, investments, dividends, liens and other indebtedness, management fees, disposition of assets, change of voting control and guarantees.


3. CONTINGENCIES

   Leases

   The Company has operating leases for warehouse space and equipment. The future minimum payments under these obligations are as follows:

                    Years ending December 31:
                     1999.......... $6,445
                     2000..........  5,402
                     2001..........  2,603
                     2002..........  1,034
                     2003..........    331

YOUNG AMERICA HOLDINGS, INC.
Notes to Consolidated Financial Statements  - (Continued)
(in thousands, except share data - unaudited)
================================================================================

Guarantees

Sweepstakes performance bonds are guaranteed for certain clients based on certain financial criteria. The Company had guaranteed approximately $34,779 and $9,978 in performance bonds for various clients, as of September 30, 1999, and December 31, 1998, respectively. The Company also obtains an indemnity agreement from these clients indemnifying the Company from obligations under the performance bonds.

4. RECAPITALIZATION

Prior to November 25, 1997, all of the capital stock of Holdings (formerly known as Young America Corporation) was owned by Jay F. Ecklund, its then Chairman and Chief Executive Officer, and certain trusts for the benefit of members of his family (the "Selling Shareholders"). On that date, Holdings effected a recapitalization (the "Recapitalization"), pursuant to a recapitalization agreement (the "Recapitalization Agreement") under which substantially all of Holdings' assets and business were transferred to a newly formed subsidiary, Young America Corporation, and Holdings changed its name to Young America Holdings, Inc. The following table presents summarized Statement of Operations information for Holdings, YAC and YAC.ECOM for the three and nine months ended September 30,1999 and September 30, 1998; and summarized Balance Sheet information as of September 30, 1999, and December 31, 1998. The only substantial asset retained by Holdings in the Recapitalization was certain real property, which is leased to YAC, at cost, for use in its operations.

                              Three Months Ended           Nine Months Ended
                                 September 30                 September 30
                             1999           1998          1999           1998
                          ----------      ----------   ----------     -----------
Revenues:
    Holdings               $      -        $      -     $      -       $       -
    YAC                      64,243          53,640      242,705         162,400
    YAC.ECOM                     57               -           69
                          ----------      ----------   ----------     -----------
       Consolidated        $ 64,300        $ 53,640     $ 242,774      $ 162,400
                          ==========      ==========   ==========     ===========

Gross Profit:
    Holdings               $      -        $      -     $      -       $       -
    YAC                       5,393           2,939       20,480          10,856
    YAC.ECOM                     (9)              -           (9)              -
                          ----------      ----------   ----------     -----------
       Consolidated        $  5,384        $  2,939     $ 20,471       $  10,856
                          ==========      ==========   ==========     ===========

Net (loss) Income:
    Holdings               $      2        $      4          $ 6       $      12
    YAC                        (578)         (1,427)       1,293          (4,923)
    YAC.ECOM                     (9)              -           (9)              -
                          ----------      ----------   ----------     -----------
       Consolidated        $   (585)       $ (1,423)    $  1,290       $  (4,911)
                          ==========      ==========   ==========     ===========

YOUNG AMERICA HOLDINGS, INC.
Notes to Consolidated Financial Statements  - (Continued)
(in thousands, except share data - unaudited)
================================================================================

                                   September 30  December 31
                                     1999           1998
                                   ------------  -----------
        Current Assets:
            Holdings               $    383       $     373
            YAC                      27,102          29,697
            YAC.ECOM                     41               -
                                  ----------     -----------
               Consolidated        $ 27,526       $  30,070
                                  ==========     ===========

        Noncurrent Assets:
            Holdings               $  2,396       $   2,512
            YAC                      11,583          13,080
            YAC.ECOM                      -               -
                                  ----------     -----------
               Consolidated        $ 13,979       $  15,592
                                  ==========     ===========

        Current Liabilities:
            Holdings               $      -       $       -
            YAC                      25,007          30,110
            YAC.ECOM                     43
                                  ----------     -----------
               Consolidated        $ 25,050       $  30,110
                                  ==========     ===========

        Noncurrent Liabilities:
            Holdings               $      -             $ -
            YAC                      80,086          80,391
            YAC.ECOM                      -               -
                                  ----------     -----------
               Consolidated        $ 80,086       $  80,391
                                  ==========     ===========


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

YOUNG AMERICA HOLDINGS, INC.
Notes to Consolidated Financial Statements  - (Continued)
(in thousands, except share data - unaudited)
============================================================================

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



6.Segment Reporting:

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

The following is a summary of the composition of revenues by revenue category for the three and nine months ended September 30, 1999, and 1998:



                                     Three Months Ended              Nine Months Ended
                                        September 30,                   September 30,
                                ----------------------------     --------------------------
                                   1999              1998           1999           1998
                                ----------        ----------     -----------    -----------
CIP services                     $ 14,983          $ 13,418       $  53,823      $  40,723
Rebate revenues                    44,360            35,718         173,819        106,341
Postage and freight billings        4,957             4,504          15,132         15,336
                                ----------        ----------     -----------    -----------
                                 $ 64,300          $ 53,640       $ 242,774      $ 162,400
                                ==========        ==========     ===========    ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenues. Revenues were $64.3 million in the third quarter of 1999, an increase of 19.9% over the comparable quarter of 1998. On a year-to-date basis, revenues were $242.8 million, 49.5% greater than the same period of 1998. The increase in revenues in the third quarter was a result of an increase in rebate revenues of $8.6 million and an increase in servicing revenues of $1.6 million. The increase in revenues in the nine months ended September 30, 1999 was a result of (i) an increase in rebate revenues of $67.5 million and (ii) an increase in servicing revenue of $13.1 million. These increases were primarily driven by the increased volume from existing clients and the addition of new clients who conduct high-dollar value rebate programs
and require integrated fulfillment and call center servicing.   In addition,
there was a slight increase in postage and freight revenues ("PFR") of $.5 million for the three month period ended September 30, 1999 compared to the same period in 1998. On a year to date basis PFR revenues were down $.2 million from the same period of 1998.

Gross Profit. The Company's gross profit increased to $5.4 million or 8.4% of revenues for the third quarter of 1999 as compared to $2.9 million or 5.5% of revenues for the third quarter of 1998. Gross profits were $20.5 million or 8.4% of revenues in the nine months of 1999 as compared to $10.9 million or 6.7% of revenues for the same period in 1998. The increase in gross profit margin for both the three and nine month periods was primarily the result of the full year effect of the cost saving initiatives implemented in the second half of 1998. These included the consolidation of the Albert Lea, Minnesota and Belle Plaine, Minnesota facilities into the other existing facilities and the consolidation of the Young America, Minnesota call center into the Mankato,
Minnesota and Oklahoma City, Oklahoma call centers.   The Company has continued
to implement additional cost-savings initiatives in 1999 including the consolidation of some inbound operations from the Mankato, Minnesota location into the Young America, Minnesota location, the development of an outsourcing relationship to process inbound mail sortation, and the consolidation of the Winthrop, Minnesota outbound facility into the existing Glencoe, Minnesota facility .

Operating Income. Operating income for the third quarter of 1999 increased to $1.3 million from $.1 million for the corresponding period of 1998. As a percentage of revenues, operating income was 2.1% for the quarter ended September 30, 1999 compared with .2% for the corresponding period of 1998. Year to date operating income was $8.9 million or 3.7% of revenues as compared to $2.6 million or 1.6% of revenues for the first nine months of 1998. The increase in the quarter and year-to-date operating income was a result of the increase in gross profits partially offset by an increase in selling, general and administrative expenses. Selling, general and administrative expenses increased $1.2 million and $3.3 million in the three and nine month periods ended September 30, 1999, respectively, compared to the corresponding periods last year. The increases related primarily to i) a $.7 million increase in the reserve for bad debt associated with a potential client bankruptcy ii) expenses related to Year 2000 compliance, and iii) increases in bonus, profit sharing and commissions associated with higher sales and profitability.

Interest Expense. For the three and nine month periods ending September 30, 1999, the $2.3 million of interest expense is principally accrued interest on the Company's Senior Subordinated Notes due 2006(the "Notes") with a small amount related to fees associated with non-usage of its bank credit facility. Amortization of deferred financing costs of $.3 million in the first nine months of 1999 decreased by $3.2 million from the same period in 1998. Amortization expenses in the first nine months of 1998 included $3.3 million of costs associated with obtaining a senior bridge credit facility (the "Bridge Facility"), which costs were fully amortized upon repayment of the Bridge Facility with the proceeds of the Notes.





Income Taxes. The Company recorded an income tax benefit of $.3 million and an income tax provision of $.8 million for the three and nine months ended September 30, 1999, respectively, as compared to an income tax benefit of $.8 and $2.9 million, respectively, for the corresponding periods in 1998. These increases are a result of a change in profitability.

Net Income. As a result of the foregoing factors, the Company reported a net loss of $.6 million for the three month period ended September 30, 1999 and net income of $1.3 million for the nine month period ended September 30,1999, as compared to a net loss of $1.4 and $4.9 million, respectively, for the corresponding periods in 1998.


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999 no amounts were outstanding under the Company's $10 million credit facility (the "Credit Facility") with Norwest Bank Minnesota, N.A. ("Norwest"), and the Company had a stockholders' deficit of $64.4 million, indebtedness of $80.0 million represented by the Notes and net working capital
of $2.5 million.    For additional information with respect to the Notes, see
Note 2 of the Unaudited Consolidated Financial Statements.

The Company has historically financed its operations and capital expenditures principally through the retention of cash flow from operations. The Company also maintains the Credit Facility, which is collateralized by accounts
receivable and other assets as detailed below.   In addition, the Company
operates facilities and technology-related equipment under operating leases with third parties. See Note 3 of the Unaudited Consolidated Financial Statements for a summary of Company commitments under such operating lease agreements.

For the nine-month period ended September 30, 1999, the Company's operations generated cash of $.6 million compared to cash utilization of $3.2 million for the same period in 1998. The change in operating cash flow is primarily related to the increased profitability in 1999. The Company's future cash flow from operations will continue to reflect (i) income taxes that the Company is required to pay and (ii) interest that will be incurred on outstanding indebtedness, including the Notes.

Net cash used in investing activities for the nine month periods ended September 30, 1999 and 1998 were $.9 million and $2.4 million, respectively. These capital expenditures principally relate to purchases of leasehold improvements and warehousing and packaging equipment related to fulfillment
services provided by the Company.   The Company's capital expenditure budget
for 1999 totals $1.1 million. This budget may be changed by the Company during 1999 based upon the Company's results of operations during the year. The Company anticipates that capital expenditures for 1999 will not exceed $1.5 million.

Net cash used in financing activities for the nine months ended September 30,
1999 and 1998 were $.1 million and $4.1 million respectively.   Cash used in
the first nine months of 1998 reflects the payment of financing costs associated with the placement of the Notes. Pursuant to the terms of the Recapitalization, following December 31, 2001, the Company is obligated to make additional payments, not to exceed $15 million, to the Selling Stockholders and certain employees of the Company, subject to the Company achieving certain performance targets set forth in the agreements relating to the Recapitalization. See Note 4 of the Unaudited Consolidated Financial Statements.

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

The Credit Facility contains restrictive covenants that require the Company to maintain (i) commencing with the quarter ending December 31, 1999 and for each quarter thereafter, a minimum Interest Coverage Ratio (as defined in the Credit Facility) for the preceding four quarters of 1.35; (ii) a minimum Current Ratio (as defined in the Credit Facility) of 1.10 for each quarter commencing with the quarter ended September 30, 1999; and (iii) for the nine months ending September 30, a minimum cumulative EBITDA of $9.5 million. The Credit Facility also limits capital expenditures to $0.5 million per quarter and cumulative annual capital expenditures to $2.0 million. In addition, the Credit Facility contains other covenants that, among other things, restrict acquisitions, investments, dividends, liens and other indebtedness, management fees, disposition of assets, change of voting control and guarantees. The Company was in compliance with all required covenants as of September 30, 1999.

In compliance with certain state laws, the Company obtains performance bonds in connection with sweepstakes programs it manages on behalf of its clients. The Company is indemnified by its clients for any obligations on those performance bonds, and the cost to the Company of obtaining the performance bonds plus a markup is billed to the clients.

As referenced in the Company's report on Form 10-Q for the period ended June 30, 1999, management continues to review the costs and benefits of a potential consolidation or other affiliation with Distribution Associates, Inc. ("DAI"), a third party fulfillment company for direct mail catalogs. DB Capital Partners, Inc. (formerly BT Capital Partners, Inc.), the majority shareholder of the Company, controls a majority of the economic interests of DAI. No assurance can be given as to what form the transaction may take, as to the manner any such transaction may be financed, or that such a transaction will or will not be consummated. The Company continues to evaluate and pursue selective acquisitions that offer a strong strategic fit with the Company's existing core competencies and/or allow it to develop or strengthen partnerships with select clients.

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

The Company has completed an internal review of its systems and operations. The inventory and assessment of internal information technology and non-IT systems have been inventoried, and the process of remediation, as appropriate, has been completed. The testing of the mission critical systems is in process with the initial test of data, corresponding test scenarios and the critically identified dates completed. Based on the information available to date, the Company does not anticipate any significant readiness problems with respect to its systems. The Company expects contingency plans, where appropriate, to be completed by the end of the year. The Company anticipates that it will incur incremental costs not to exceed $.5 million in total in addressing Year 2000 issues, of which approximately $.2 million has been incurred through September 30, 1999.

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


Forward Looking Statements

This report on Form 10-Q contains forward-looking statements that involve risk and uncertainties. All statements other than statements of historical facts included in this report on Form 10-Q, including, without limitation, statements regarding the future financial position of the Company, business strategy, budgets, projected costs and plans and objectives of management for future operations are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may", "will", "expect", "intend", "estimate", "anticipate", "believe" or similar words. Those forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially form those contemplated by the forward-looking statements. Important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements are discussed under this heading "Management Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report on Form 10-Q and in the other documents and reports filed by the Company with the Securities and Exchange Commission, including the registration statement relating to the Notes. All subsequent written and oral forward-looking statements attributable to Holdings, YAC or YAC.ECOM or persons acting on their behalf are expressly qualified in their entirety by these factors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. The Company does not enter into derivative or other financial instruments for trading or speculative purposes.

The Company manages its interest rate by balancing the amount of fixed and variable debt. For fixed rate debt, interest changes affect the fair market value but do not impact earnings or cash flows. Conversely for variable rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. At September 30, 1999, the Company had fixed rate debt of $80.0 million and variable rate available borrowings up to $10.0 million under the Credit Facility.

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

                 27. Financial Data Schedule.

         (b)     Reports on Form 8-K

                 None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                                           Young America Corporation


         Date:  November 12, 1999          By:       /s/  CHARLES D. WEIL
                                                ----------------------------
                                           Name:    Charles D. Weil
                                           Title:   President



                                           Young America Holdings, Inc.


         Date:  November 12, 1999          By:       /s/  CHARLES D. WEIL
                                                ----------------------------
                                           Name:    Charles D. Weil
                                           Title:   President