Form 10-K405
period 1999-12-31
YOUNG AMERICA CORP; YOUNG AMERICA HOLDINGS INC
filed 2000-03-30
CIK 1058951, 1058952

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          -----------------------------

                                    FORM 10-K


                 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

             18671 Lake Drive East, Chanhassen, Minnesota 55317-9383
               (Address of principal executive office) (Zip Code)

       Registrant's telephone number, including area code: (952) 294-6000

                          YOUNG AMERICA HOLDINGS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           MINNESOTA                                             41-0983697
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

18671 Lake Drive East, Chanhassen, MN                            55317-9383
(Address of principal executive office)                          (Zip Code)

       Registrant's telephone number, including area code: (612) 294-6000

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

                                    Yes [X] No [ ]

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K [X]

All of the outstanding shares of common stock of Young America Corporation are owned by Young America Holdings, Inc ("Holdings"). The aggregate fair market value of Holdings voting and non-voting common stock held by non-affiliates of Holdings as of March 15, 2000, based upon the good faith determination of the Board of Directors, was approximately $422,000. For purposes of this disclosure, shares of common stock held by officers and directors of Holdings have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes. The number of shares outstanding of Holdings' common stock as of March 15, 2000 was 1,896,935.

                                     PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve risk and uncertainties. All statements other than statements of historical facts included in this Annual Report on Form 10-K, including, without limitation, statements regarding the future financial position of Young America Holdings, Inc. ("Holdings") and its wholly owned subsidiaries, Young America Corporation ("Young America" or "YAC", YAC.ECOM, Inc., ("YAC.ECOM"), and SourceOne Worldwide, Inc. ("SourceOne"), (collectively, the "Company"), business strategy, budgets, projected costs and plans and objectives of management for future operations are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may", "will", "expect", "intend", "estimate", "anticipate", "believe" or similar words. Those forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those contemplated by the forward-looking statements. Important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements are discussed under the heading "Management Discussion and Analysis of Financial Condition and Results of Operations" in Part II of, and elsewhere in, this Annual Report on Form 10-K. All subsequent written and oral forward-looking statements attributable to Young America or Holdings or persons acting on their behalf are expressly qualified in their entirety by these factors.

ITEM 1.  BUSINESS

1997 RECAPITALIZATION

      Prior to November 25, 1997 (the "Recapitalization Date"), all of the capital stock of Holdings (formerly known as Young America Corporation) was owned by its former chairman and chief executive officer and certain trusts for the benefit of members of his family (the "Selling Stockholders"). On the Recapitalization Date, Holdings effected a recapitalization ("Recapitalization"), pursuant to which the following transactions occurred:

- An investor group (the "Investor Group"), comprised of DB Capital Partners, Inc. ("DBCP") (formerly BT Capital Partners, Inc.), Ontario Teachers' Pension Plan Board ("OTPPB"), Charles D. Weil, the president and chief executive officer of Holdings, and 20 other members of management (Mr.Weil and such other participating members of management, the "Management Stockholders"), purchased newly issued shares of common stock of Holdings for an aggregate purchase price of $38.9 million.

- Holdings borrowed $80 million under a senior bridge credit facility (the "Bridge Facility") provided by affiliates of DBCP.

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

     Subsequent to the Recapitalization, Holdings refinanced the indebtedness under the Bridge Facility through the issuance by Young America in a private placement of $80 million principal amount of 11 5/8 % Series A Senior Subordinated Notes due 2006 (the "Old Notes"). The Old Notes were subsequently exchanged for a like aggregate principal amount of Young America's 11 5/8% Series B Senior Subordinated Notes due 2006 (the "New Notes") registered under the Securities Act of 1933. The Old Notes were, and the New Notes are, guaranteed in a senior subordinated basis by Holdings.

     Holdings expects to conduct substantially all of its business and operations through Young America, YAC ECOM, SourceOne and any future subsidiaries it may form. However, if the covenants contained in the Young America's bank revolving credit facility (the "Credit Facility") and/or the Indenture for the New Notes would prohibit Young America from making a business acquisition, Holdings may make such acquisition directly or through a newly formed subsidiary of Holdings rather than Young America, YAC ECOM or SourceOne.


GENERAL


    The Company provides a wide range of consumer interaction processing ("CIP") services to large consumer product and consumer service companies. The services the Company has historically provided include the handling and processing of consumer responses to client marketing programs (especially rebates and premium programs). The Company's clients utilize various marketing programs to establish relationships with their customers and contract with the Company to handle the interactions. These communications or interactions take on many forms but are all targeted at satisfying the client's consumers' needs and requests in a manner that achieves the highest degree of customer satisfaction. The interactions include inbound and outbound communications through Internet commerce, telecommunication and mail.

    The Company's more than 200 clients include such well-known companies as Sprint Spectrum, L.P., Anheuser-Busch Companies, Inc., Best Buy Company, General Mills, Inc., R.J. Reynolds Tobacco Company, Eastman Kodak Company, Hewlett-Packard Co., Target Corporation, Compaq Computer Corporation, Lexmark International, Inc., and OfficeMax. The Company's CIP services provide a link between its clients and their customers for numerous types of marketing programs, including rebate programs, purchase reward or premium programs, sweepstakes, product sampling programs, warranty registration programs, and literature distribution. Additionally, the Company's CIP services provide the crucial "back end" for client's direct marketing and e-commerce initiatives. The Company's services include (i) receiving and processing orders received via United States Postal Service ("USPS"), fax, telephone (live operator and Interactive Voice Response), and the Internet including e-commerce) (ii) fulfillment (including the warehousing, inventory management, picking and packing, and delivery of product, premiums, samples, collateral and literature as well as rebate checks to consumers), (iii) data gathering, analysis and reporting and (iv) customer service (including receiving and responding to consumer inquiries). The Company provides numerous other services including printing, lettershop and sweepstakes management.

    CIP services improve the marketing efforts of customer-oriented companies by identifying and focusing on their most valuable existing and potential customers. In recent years, the Company has identified a significant, strategic shift among its clients from traditional "mass marketing" toward target marketing that utilizes new channels such as the Internet. The Company's CIP services provide an ideal platform for target marketing and utilization of new channels.

     The Company provides many services to support Internet promotions. Specifically, the Company can support online continuity, loyalty, premium, sampling, sweepstakes and rebate programs. Also, the Company supports full-scale e-commerce initiatives from site development and hosting to secure order capture and processing to fulfillment, customer care and return processing. Finally, the Company provides secure access to order information for clients and consumers, and flexible web-based reporting tools for clients. Because the Company believes that its clients have found Internet programs to be both effective and efficient, the Company believes that Internet promotions will grow significantly in the near term.

    The Company has also observed a trend among its clients toward more complex marketing programs. Consumer-oriented companies have sought to differentiate themselves from their competitors by offering more sophisticated marketing programs, often emphasizing consumer loyalty and repeat purchases, that appeal to their targeted customers. These complex marketing programs frequently involve increased consumer interactions that are designed to provide such companies with an opportunity to gather information about their customers. Management believes that spending on CIP services in support of these more complex marketing programs has outpaced and will continue to outpace the growth of services for simpler marketing programs such as traditional rebate, premium and sweepstakes programs. Accordingly, over the past three years the Company has enhanced its capabilities to become a provider not only of targeted promotion fulfillment services for simpler marketing programs but also of integrated, custom-designed CIP services for large complex marketing programs. Its breadth of services and ability to integrate such services to support complex marketing programs have distinguished the Company from the majority of its competitors, most of which offer a narrower range of services and serve a smaller number of clients. Management believes that the Company's broad service offering, together with its sophisticated information systems and quality control processes, has enabled it to become a leading provider of business-to-consumer CIP services.

    In each of the last three fiscal years, the Company managed over 3,200 marketing programs, with between 1,200 and 2,000 programs being processed at any point in time. As of December 31, 1999, the Company was processing approximately 1,400 client marketing programs. In each of the last three fiscal years, the Company distributed over 42 million items to its clients' customers. Items distributed by the Company have ranged from rebate checks to sales literature and collateral to large and small items of merchandise, premiums and product samples.

     In January, 2000, the Company through its wholly owned subsidiary, acquired certain assets and liabilities of SourceOne Worldwide, LLC. for approximately $2.4 million. SourceOne is a marketing services company located in Denver, Colorado with approximately $5.7 million in revenues in 1999. SourceOne focuses on business-to-business and business-to-consumer fulfillment. It provides comprehensive e-commerce services, including WWWeb site development and hosting), information asset management, worldwide inquiry order fulfillment, web-based credit card and e-check clearance, customer service, lithographic and inquiry printing and direct mail. SourceOne's customers include technology, pharmaceutical and virtual e-business companies. The Company's management believes this acquisition will help support the Company's strategy to continue strong revenue growth momentum by broadening service capabilities.

    Young America was incorporated in Minnesota in 1997 as a subsidiary of Holdings, a Minnesota corporation founded in 1972. The Company's principal office is located at 18671 Lake Drive East, Chanhassen, MN 55317 and its telephone number is (952) 294-6000.

COMPETITIVE STRENGTHS

    The Company attributes its current market position and its existing opportunities for growth to the following competitive strengths:

   Breadth of Integrated Services

    Young America is a provider of a broad range of integrated CIP services to large consumer product manufacturers, retailers, and consumer service companies. Young America's basic services include (i) receiving and processing orders via USPS, fax, telephone (live operator and IVR) and the Internet (including e-commerce) (ii) fulfillment (including the warehousing, inventory management, picking and packing, and delivery of product, premiums, samples, collateral and literature as well as rebate checks to consumers), (iii) data gathering, analysis and reporting and (iv) customer service (including receiving and responding to consumer inquiries). Most of the Company's competitors offer a narrower range of services to a smaller client base. The Company's ability to integrate a broad range of services allows it to work with its clients to custom design efficient processing solutions for all types of marketing programs, especially complex marketing programs that require a significant amount of contact with the consumer or that offer the customers a wide range of options.

   Ability to Process High-Volume and Complex Marketing Programs

    The Company has demonstrated the expertise necessary to manage complex and high-volume marketing programs by executing programs such as "Pepsi Stuff(R)", "Camel Cash(R)", "Bud Gear(R)" and General Mills, Inc.'s "Box Tops for Education(R)". The Company also has expertise in managing Internet based marketing programs such as Frito Lay's www.gosnacks.com, Gillette's www.theessentials.com, Nestle's www.nescafeusa.com and www.tasterschoiceusa.com, and Mobil's www.mobile.com. Complex marketing programs can involve integrating dozens of custom-designed process steps and coordinating interactive communications with a client's customers. High-volume programs can involve processing several million orders received through multiple channels (including the Internet, USPS, fax and telecommunications) and sending out several million items to consumers in a very short period of time while simultaneously processing the Company's 1,500 to 2,000 other current programs in a timely, courteous and efficient manner. Management believes that the Company has a reputation for being able to manage high-volume and complex marketing programs with a high quality of service and that the Company's reputation contributes to its recurring revenue base and its ability to attract new clients.

   Strong, Established Client Relationships

    The Company has successfully attracted and built strong relationships with a large number of major consumer-oriented companies in the United States. The Company is currently well-positioned in the packaged goods industry and has expanded its client base in faster-growing industries such as high-technology consumer products and retail businesses. Of the Company's 25 largest clients in 1999, 14 have been clients for more than three years.

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

   Sophisticated Information and Telecommunications Systems

    In 1996, the Company completed its conversion to a new proprietary software system, PAL, which increased the Company's ability to process a greater number and variety of complex marketing programs. The system increases operational efficiencies and enhances the Company's ability to track orders through each step of the order-handling process and to accurately invoice its clients for services provided by the Company. In addition, the Company (i) can give a consumer the precise status of any order from the day such order was received into the system until the day the promotion item is shipped, (ii) has the ability to provide real-time information on the status of a program, allowing the Company's clients to track and judge the effectiveness of on-going promotion programs and (iii) has the ability to acquire, store and quickly retrieve information about consumers and their individual buying habits. The Company's information system technology has allowed it to develop a proprietary database of approximately 80 million consumer households. The Company continues to use this proprietary software as a base for expansion to maximize the complex, wide breadth of programs that are processed and is the key integration point with the new technology the Company has added to process Internet programs.

The Company uses advanced telecommunications equipment employing point-to-point DS3 and T1 lines for networking, The Company also uses ACD software for call forecasting, routing and accounting, Interactive Voice Response and Outbound Dialer equipment.

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

BUSINESS STRATEGY

   Focus on Clients with Large Revenue Potential

    Since 1993, the Company's focus has been to attract and retain clients who require CIP services to support high-volume and/or complex marketing programs on a recurring basis and with which the Company can develop a strategic relationship. Management believes that high-volume and/or complex marketing programs by their scope and nature allow for higher revenues and improved profit margins. Beginning in 1995, the Company began seeking operational efficiencies by reducing the number of simple, low-volume marketing programs for which it would compete. At the same time, the Company upgraded its technology and operational systems in order to better focus on the needs of clients with large revenue potential for the Company. As a result, the Company has increased the number of clients that generate in excess of $1 million of servicing revenue per year from 1 in 1993 to 18 in 1999. The Company intends to continue to concentrate on clients that require more complex and/or higher volume marketing programs.

    Management believes that the Company's ability to provide CIP services for high-volume and/or complex marketing programs has been a significant factor in its ability to attract large new clients, both from within industries that have traditionally used the Company's services such as consumer packaged goods and from industries that have not traditionally used the Company's services such as computer hardware, computer software, consumer services, telecommunications and energy. Recent client additions include Lexmark International, Inc., Airtouch Cellular, Nabisco, Inc., Juno Online Services, Inc., NEC Corporation, Chumbo Holdings Corporation, Malt-O-Meal Company, Deluxe Corporation, Bristol-Myers Squibb Company, Big Idea Productions, Inc., and United States Tobacco Company. Management believes that there are opportunities to market the Company's services in additional industries such as financial services and pharmaceuticals.

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

   Anticipate Clients' Evolving Needs

    The Company strives to anticipate the needs of its clients and develop new or enhanced services to meet those needs as they arise rather than merely reacting to requests from its clients. The Company, in anticipation of client needs, upgraded its information processing capabilities and broadened its ability to process orders to include not only mail but also Internet and electronic data transmission, facsimile, and telephone (including live operator and Interactive Voice Response). Management believes that the Company's experience in managing a wide variety of marketing programs for a broad range of major, consumer-oriented companies gives it a competitive advantage in anticipating its clients' needs for new and enhanced CIP services. Examples of areas in which the Company is currently upgrading its services in anticipation of client needs include Internet promotion and e-commerce, online customer service, Interactive Voice Response capabilities, web-based information processing and consumer data reporting capabilities. The Company plans to continue to enhance its operational capabilities, including its sophisticated computer systems, so that it can meet the demand for increasingly complex CIP services.

   Continue Operational Improvements

    The Company continually evaluates and refines its process flows to meet evolving client needs, to enhance client satisfaction and to reduce costs. In 1998, the Company began the process to become certified to the COPC-2000 Standard. COPC is an organization that was established to help improve customer satisfaction and operational performance of customer service providers, including call centers and fulfillment centers. The COPC-2000 Standard provides both a benchmark and an improvement methodology for operational performance and is recognized as the leading standard for excellence in customer service. To become certified to the COPC-2000 Standard requires a detailed operational audit to ensure that the customer service provider is compliant with all 32 components of the standard. The Company has dedicated staff and resources to implement the processes necessary to gain the COPC-2000 certification. The Company expects to achieve certification with respect to the call center operations by April, 2000, and with respect to the fulfillment operations by the end of September, 2000. The Company believes the COPC-2000 certification will strengthen its market position and become a competitive advantage. There can be no assurance, however, that complete certification will be achieved or maintained over time.

   Pursue Selective Acquisitions in Related Businesses

    Holdings and the Company intend to pursue selective acquisitions that offer a strong strategic fit with the Company's existing core competencies and/or allow it to develop or strengthen partnerships with select clients. Such acquisitions could include, among others, companies that specialize in Internet promotion and e-commerce fulfillment, and such acquisitions, whether individually or in the aggregate, could be substantial relative to the size of the Company.

MARKETING PROGRAMS SUPPORTED

    The Company provides its CIP services in connection with various marketing programs being conducted by its clients. Such marketing programs include the following:

    Premium Programs. Premium incentive promotions generally allow consumers to exchange proofs of purchase for gift items or premiums offered by the Company's clients in an effort to promote increased sales of their products. Premium programs range from short-term promotions involving a small number of consumer purchases and the award of a small gift item such as a t-shirt or a compact disc to complex long-term loyalty or continuity programs involving numerous consumer purchases, premium point systems and the award of large gift items such as a mountain bike or a leather jacket. The Company assists its clients in projecting proper inventory levels before a promotion begins by helping its clients forecast redemption rates. The Company's packaging experts recommend packaging materials that are both cost-effective and best suited for the premium items involved in the program, and the Company handles the shipping of such items to consumers.

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

    Product Sampling Programs. Sampling programs offer clients a way to promote both new and established products. The Company manages a variety of sampling programs, including those that involve mailed requests, direct calls or Internet requests from consumers. At its clients' request, the Company can also implement sampling programs by sending products to consumers identified from client-supplied databases. Some clients also use Young America for bulk shipment of sample products to distribution centers or retailers.

       E-Commerce Fulfillment. The Internet has opened up a new channel through which both direct-to-consumer and business-to-business clients can sell their products. As the migration to the Internet and blurring of channels continues many companies are finding that they do not have the infrastructure or expertise to manage the "back end" of e-commerce from order processing to fulfillment to customer care. The Company's integrated CIP services provide this critical "back end" for clients' e-commerce initiatives.

    Direct Mail and Literature Distribution. The Company provides information asset management, printing, lettershop and delivery of direct mail and sales literature to and retailers.

    Other Programs. The Company also supports a number of other programs including warranty registration, inventory management and distribution of in-store promotional materials to retailers, retailer rebate programs, manufacturer sales incentive programs, and administration of gift certificate programs.

SERVICES PROVIDED

    The Company provides an integrated mix of CIP services that can be customized to meet client-specific needs for a wide variety of marketing campaigns. These services include the following:

    Inbound Order Processing. The Company offers high-quality, flexible processing of consumer orders received via a variety of channels including Internet, mail, facsimile, electronic file transfer, and telephone through its call centers (both live operator and Interactive Voice Response). The Company has approximately 1,500 post office boxes reserved for handling incoming mail. Orders can vary from mailed-in submissions under premium programs (including submission of proofs of purchase in paper or other form) to simple mailed-in submissions for rebates to telephone requests for literature or product samples. Specific inbound order processing services performed by the Company include: (i) receipt and handling of inbound mail submissions, (ii) checking of received entries and correspondence with consumers to ensure qualification, (iii) promotion security and fraud detection through address verification, (iv) data entry processing by key entry and high-speed scanning technology, (v) import of data via electronic file transfers or download from Internet sites (vi) transcription of Interactive Voice Response-captured inbound orders and (vii) processing and accounting of consumer check and/or credit card transactions for marketing programs involving consumer payments.

    Outbound Order Processing (Fulfillment). In each of the last three years, the Company handled over 40 million outbound units per year through its flexible order processing systems and procedures. Outbound units vary from rebate checks to sales literature to small and large items of merchandise, premiums or product samples. In each of the last three years, the Company issued more than 22 million rebate payments, generating checks utilizing its own internal laser printing capabilities. Merchandise units are processed through various stages of the Company's handling system, including product receiving, warehousing, assembly, repackaging and shipment. Merchandise and paper items are shipped through a U.S. post office located on the Company's premises, as well as through shippers such as United Parcel Service and various freight consolidators for certain larger items.

    Database Development and Management. The Company's information systems and technology allows it to gather, process and analyze information about consumers and their behavior and preferences, the Company assists its clients in developing the databases necessary to build targeted, effective marketing campaigns. The Company helps its clients to monitor promotion activity through standard reports or, in certain cases, by linking directly into the Company's database via personal computer and modem. More detailed, custom analysis of selected response data is also available, including analyses of consumer buying patterns and preferences and marketing program effectiveness. The Company has also developed its own proprietary database of approximately 80 million consumer households.

    Customer Service. Customer service is an integral part of any consumer interaction program. The Company's consumer affairs group is dedicated to the professional handling of mail, telephone, facsimile, and Internet commerce queries of all types. Using its on-line database, the Company can determine the status of any consumer order and respond promptly to any special situations, answer questions about offers, arrange replacement shipments, and identify the status of a consumer's order or submission. The Company has the hardware capacity to receive up to 30 million live calls annually and an additional 190 million calls utilizing the Company's Interactive Voice Response capacity. The Company's use of sophisticated communications technology, integrated with its consumer information databases, enhances the effectiveness of customer service personnel in handling consumer inquiries and data-gathering activities. Recently, the Company enhanced its customer service capabilities to include online order status for consumers as part of its product offering. With this service, consumers will be able to check the status of their order online without requiring interaction with a customer service representative, thereby increasing customer satisfaction and reducing the interaction cost per inquiry at the same time.

    Printing and Lettershop. The Company's printing services include high-speed laser and lithographic printing as well as PVC card and digital on-demand printing.

SALES AND MARKETING

    The Company's sales and marketing organization currently consists of a Vice President of Sales and Business Development, a Vice President of Sales, a Director of Marketing, two senior account executives, eleven account executives, and a sales support department. The sales and marketing staff works directly with clients and potential clients as well as maintaining relationships with several promotional agencies.

    The Company believes that its reputation for high-quality execution of its broad range of CIP services, particularly with respect to high-volume and/or complex marketing programs, enables Young America to obtain new business opportunities through requests for proposals, client referrals and cross-selling to existing clients. In addition, the sales and marketing group focuses on promoting relationships with existing clients that exhibit large revenue potential , as well as identifying and pursuing new clients either in industries that utilize a high-volume of CIP services or represent potential new high-volume users of CIP services on an outsourced basis.

TECHNOLOGY

    Young America strives to incorporate technology and automation into every appropriate aspect of its business.

   Promotion Administration Leader (PAL)

    Young America's proprietary software system ("PAL"), which the Company believes is more advanced than any information management system utilized by its competitors, is fully integrated into all stages of the Company's management of a marketing program, including inbound order processing, outbound order processing and customer service. PAL enables the Company to monitor individual order processing and to respond promptly to customer service inquiries. The system also allows the Company and its clients to measure the results of an ongoing promotion program. In addition, the Company's clients, either directly or through the Company's data analysis services, can use the data captured by PAL to refine their databases of consumer information and to enhance future promotional activities. The PAL system provides clients with the ability to acquire, store and quickly retrieve information about individual consumers and their buying habits. The Company has also used PAL to develop its own database of approximately 80 million consumer households.

    The Company's computer system is supported by multiple high-end UNIX servers that house the PAL database and direct and control network data flow among the Company's approximately 45 servers and approximately 2,000 personal computers ("PCs"). The Company purchases or leases its mainframes, servers and PCs from major computer manufacturers such as Sequent Computer Systems, Inc., Compaq Computer Corporation and Hewlett-Packard Co.

    PAL was designed to grow and adapt with the Company. New features are continually being written and added to the various existing PAL applications. PAL was also built to accommodate the continually changing technology environment. The Company has taken advantage of such system flexibility by enhancing the system to provide clients with internet capabilities such as web-based reporting and self-service customer modules. In addition, PAL's capacity can be easily increased by adding additional hardware support. Data stored by the PAL system is protected by frequent backup to redundant off-site systems maintained by the Company.

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

    According to Promo magazine, expenditures in the United States in 13 categories of consumer promotion reached a total of approximately $85.4 billion in 1998. In measuring the size of the industry, Promo magazine included expenditures for premium incentives, point of purchase displays, advertising specialties (such as logo-identified objects), couponing, specialty printing, promotional licensing, sponsored events, promotional fulfillment, interactive marketing (including toll-free number programs and the Internet), research, promotional agency services, in-store marketing and product sampling. According to Promo magazine, promotional fulfillment spending, the category management believes best represents the Company's business, reached $3.4 billion in 1998, representing a 18.9% increase over the $2.86 billion reported for 1997. This category was ranked second among all 13 categories in terms of year-to-year growth rate. Promo magazine reported that the growth in promotional fulfillment spending was a result of an increased number of promotions in consumer durables and computer-related companies in conjunction with continued growth of loyalty and continuity programs. New Internet business contributed to the growth in the promotion fulfillment spending, but was not the major driver in 1998.

COMPETITION

    The market in which the Company competes is highly competitive and fragmented, including competitors that are small firms offering specific applications, divisions of large entities and large independent firms. The Company competes on the basis of quality of service, ability to execute high-volume and complex programs, price and timeliness of service execution.

WORKFORCE

    The Company's workforce is not unionized and consists of approximately 1,000 full-time employees supplemented by part-time employees and independent contractors. The independent contractors work in their homes checking order submissions and hand-keying data. In 1999, the Company's active workforce varied from approximately 1,900 to approximately 2,700, depending on the volume of processing activity.

    The following table sets forth the average breakdown of the Company's workforce for the twelve-month period ended December 31, 1999:

         Full-time fixed employees....................................................................       11.3
         Full-time variable employees.................................................................       32.9
         Part-time permanent employees................................................................       10.1
         Agency contract employees....................................................................       19.2
         Independent contractors......................................................................       26.5
                                                                                                           ------
              Total workforce.........................................................................      100.0%

------------



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

    The Company believes that its relations with employees are good.

ITEM 2. PROPERTIES


    The Company's facilities are as follows:

                                                              APPROXIMATE
  LOCATION                            FUNCTION              SQUARE FOOTAGE           OWNED/LEASED           LEASE EXPIRATION
  --------                            --------              --------------           ------------           ----------------
  Young America, MN........    Administrative  offices and       161,900                Owned(1)                   --
                                 warehouse  --
                                 capabilities include
                                 inbound and outbound
                                 processing and
                                 customer service
  Glencoe, MN..............    Warehouse and Outbound             97,100                 Leased            September 30, 2002
                               processing

  Mankato, MN..............    Inbound processing and             54,200                 Leased               June 30, 2001
                                 customer service
  Chanhassen, MN...........    Corporate Headquarters             40,291                 Leased             January 31, 2010
                               Information systems
                                 Applications
                                 Development
  Oklahoma City, OK........    Call center                        25,000                 Leased             January 31, 2004
  Denver, CO...............    Warehouse, outbound               129,835                 Leased               May 31, 2004
                               processing, call center

------------

(1) Owned by Holdings and leased to Young America.

    The Company believes that its property and equipment are generally well-maintained and in good condition and that it has or can quickly acquire sufficient capacity for its current and projected operational and warehousing needs.



ITEM 3.  LEGAL PROCEEDINGS


The Company from time to time is involved in litigation incidental to the conduct of its business. The Company believes that no litigation pending against it will have a material adverse effect on its financial condition or results of operations.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS


All of the outstanding common stock of Young America is owned by Holdings. There is no established public trading market for Holdings' Class A Common Stock, Class B Common Stock or Class C Common Stock. At March 15, 2000, there were 15 holders of record of Class A Common Stock , one holder of record of Class B Common Stock and one holder of record of Class C Common Stock. Holdings has never declared or paid dividends on its capital stock and does not anticipate doing so in the foreseeable future. For additional information, see "Security Ownership of Certain Beneficial Owners and Management" in this Annual Report of Form 10-K.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

    The following tables present selected financial data as of and for each of the years in the five-year period ended December 31, 1999. The financial data as of and for the years ended December 31, 1997, 1998 and 1999 are derived from and should be read in conjunction with the audited financial statements of Holdings and the related notes thereto included elsewhere in this Annual Report on Form 10-K. The selected financial data for the years ended December 31, 1995 and 1996 are derived from audited financial statements of Holdings that are not included herein.

    During 1999, the Company revised the presentation of revenues in its Statements of Operations. The Company had previously reported all billed amounts that were priced to include a margin element. These revenues included the full value of rebate payments funded with the Company's working capital and the amount billed to clients for shipping merchandise and mailing checks. The Company now presents as revenues (i) service fees for rendering CIP services,
(ii) the margin obtained from using working capital to fund client rebate checks (referred to in the industry as slippage), and (iii) the margin realized on postage and freight billings as a result of discounts and presorting or other postal cost reduction techniques which are available to the Company due to the large volume of mail and other shipments processed by the company for all of its clients in the aggregate. Revenues previously reported have been revised to conform to the 1999 presentation. Such revision had no effect on previously reported gross profit, net income (loss) or stockholders' deficit.



                            YEAR ENDED DECEMBER 31,

                                         1999        1998       1997       1996       1995
                                      ---------   ---------  ---------  ---------  -------
STATEMENT OF OPERATIONS DATA:
Revenues.........................      $82,747     $64,595    $70,085    $51,525    $35,633
  Cost of revenues...............       55,848      49,434     40,447     31,393     24,920
                                      ---------   --------   --------   --------   --------
Gross profit.....................       26,899      15,161     29,638     20,132     10,713
Selling expenses.................        6,021       6,059      5,504      4,610      3,493
General and administrative expenses      9,348       5,798      9,754      7,140      5,949
Compensation charges attributable to
  Recapitalization...............          --          (43)    17,924         --         --
Reserve for lease obligations              --          850         --         --         --
                                      --------    ---------- --------   --------   --------

Operating income (loss)..........       11,530       2,497     (3,544)     8,382      1,271
Interest expense.................       (9,789)    (13,095)    (1,029)       (91)      (252)
Interest income..................          675         666      1,038        201         10
Transaction costs attributable to
  Recapitalization...............          --          --      (1,967)       --          --
Other income (expense)...........          (47)       (182)        --        (60)       (15)
                                      --------    --------   --------   --------   --------

Income (loss) before income taxes        2,369     (10,114)    (5,502)     8,432      1,014
Provision for income taxes.......          877      (3,742)       423        --          --
                                      --------    ---------  --------   --------   --------
Net income (loss)................     $  1,492    $ (6,372)  $ (5,925)  $  8,432   $  1,014
                                      ========    ========   ========   ========   ========

UNAUDITED PRO FORMA INCOME TAX
DATA(A):
Income (loss) before income taxes                            $ (5,502)  $  8,432   $  1,014
Provision for (benefit from) income
  Taxes..........................                              (1,308)     3,120        375
                                                             --------   --------   --------
Pro forma net income (loss)......                            $ (4,194)  $  5,312   $    639
                                                             ========   ========   ========

OTHER FINANCIAL DATA:
EBITDA, as adjusted(b)...........     $ 13,494    $  4,511   $ (1,956)  $  9,578   $  2,238
EBITDA, as adjusted, margin(c)...         16.3%        7.0%     (2.8%)     18.6%        6.3%

Capital expenditures.............     $  1,249    $  2,374   $  3,330   $  1,739   $  1,061
Depreciation and amortization(d).        1,964       2,014      1,588      1,196        967
Cash interest expense(e).........        9,353       9,450        981         91        252

Ratio of earnings to fixed
charges(f).......................          1.2x         --         --       13.1x       2.5x

                               As of December 31,

                                         1999           1998           1997           1996          1995
                                       --------       --------       --------       --------      --------
BALANCE SHEET DATA:
Cash and cash equivalents .......      $ 13,633       $ 12,220       $ 17,940       $ 20,573      $    242
Working Capital .................         1,643            (40)        11,136          5,823         2,076
Total assets ....................        45,421         45,662         41,742         36,443        20,197
Total debt ......................        80,000         80,000         80,000           --            --

Redeemable Class A Common Stock .           734            890          7,380           --            --
Stockholders' (deficit) equity ..       (64,213)       (65,729)       (65,057)        12,073         7,847


(a) For periods ended on or prior to December 31, 1997 this information reflects the pro forma income tax provision that would have been provided had the Company been a C corporation, rather than an S corporation, for income tax purposes.

(b) EBITDA, as adjusted, represents earnings before interest expense, other income(expense), income taxes, depreciation and amortization. Data for EBITDA, as adjusted, is included because management understands that such information is considered by certain investors as an additional basis on which to evaluate the Company's ability to pay interest, repay debt and make capital expenditures. EBITDA, as adjusted, does not reflect deductions for interest, other expense, income taxes, depreciation and amortization, each of which can significantly affect the Company's results of operations and liquidity and should be considered in evaluating the Company's financial performance. EBITDA, as adjusted, is not intended to represent and should not be considered more meaningful than, or an alternative to, measures of operating performance determined in accordance with generally accepted accounting principles.

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

    In connection with approximately 34% of the aggregate dollar amount of checks issued under rebate programs for which the Company has provided CIP services, the Company has entered into contractual arrangements with its clients providing that the Company would fund from the Company's own working capital the payment of rebates offered by the clients. In such cases, the face amount of the rebate checks issued to consumers is then billed to the Company's clients. As is typical in the industry, a portion of checks issued to consumers are not cashed, and, under the contractual arrangements with clients, the Company retains the amount of the uncleared checks, which the industry refers to as slippage and is recognized as revenue by the Company. In those situations where the Company has not been asked to use its working capital to fund rebate programs, the Company generally quotes higher service fees for client-funded rebate programs in order to offset the lack of slippage to be retained by the Company. Thus, a change in the mix of rebate programs from Company-funded to client-funded should not have a material impact on the Company's reported gross profit unless there also occurs a substantial change in the overall volume of rebate programs handled by the Company for its clients.

    The Company recognizes as revenue the margin associated with the amount billed to clients for shipping merchandise premiums and samples and for mailing rebate checks. Such billings are generally based upon standard rates which approximate those that would be charged to such clients by the United States Postal Service or other delivery services. The Company realizes a margin on postage and freight revenues because it pays lower rates to the delivery services reflecting (i) discounts available to the Company for performing various sorting and other tasks and (ii) the high-volume of mail and other shipments sent by the Company for all its clients in the aggregate.

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

    The marketing programs undertaken by the Company's clients can vary significantly in timing, size and type, resulting in variations in requirements for labor, facilities and equipment. The Company seeks flexibility in the way that it obtains these resources and attempts to increase the variable proportion of its cost structure. The Company's operations are very labor intensive, with labor costs representing approximately 72% and 66% of processing and servicing costs in 1998 and 1999, respectively and 68% and 73% of selling, general and administrative expenses for 1998 and 1999, respectively. The

Company's use of a flexible labor force, including part time and variable employees and independent contractors, makes its processing and servicing expense structure more variable. The shortage of labor availability in recent years has been a challenge for the Company and can have an adverse affect on margins as the wage rates are driven by companies competing for labor resources. The Company continues to explore staffing options and employment incentive programs to attract and retain qualified employees.

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


RESULTS OF OPERATIONS

The Year Ended December 31, 1999 Compared with the Year Ended December 31, 1998

    Revenues. Revenues for the year ended December 31, 1999 increased by $18.2 million, or 28.1% to $82.7 million from $64.6 million for the year ended December 31, 1998. The increase in revenues was largely attributable to revenues from new clients and a full year of revenue from clients added in the second half of 1998, as well as an increase in revenues from other clients. The Company has seen an increase in revenues from retail and technology-related clients that run high-value rebate programs and require integrated services, including inbound order processing, outbound fulfillment of rebate checks, call center customer services, and data management and reporting services.

    Gross Profit. The Company's gross profits increased 77% to $26.9 million for the year ended December 31, 1999 from $15.1 for the year ended December 31, 1998. As a percentage of revenues, gross profit increased to 32.5% in 1999 from 23.5% in 1998. The increase was a result of the Company's focus to contain costs and increase productivity while ensuring client pricing was sufficient to obtain profitability targets established by the Company. In 1999, the Company was able to process increased revenues without a proportionate increase in semi-variable costs. This was accomplished in part by realizing full-year cost savings from initiatives implemented in the second half of 1998 in addition to new initiatives undertaken in 1999. In the second quarter of 1999, the Company consolidated some inbound operations from the Mankato, Minnesota location into the Young America, Minnesota location and developed an outsourcing relationship to process the inbound mail sortation. In the third quarter of 1999, the Company consolidated the outbound operations by moving the packaging and warehousing operations from the Winthrop, Minnesota facility to the Glencoe, Minnesota facility. The outbound consolidation allowed the Company to develop two outbound locations that provide full service from inventory receipt and storage through product packaging and shipping. The consolidation significantly reduced the need for transportation of inventory between locations and improved the packaging operational efficiencies.

      Operating Income Operating income for the year ended December 31, 1999 was $11.5 million, a 362% increase over the 1998 operating income of $2.5 million. As a percentage of revenues, operating income was 13.9% for the twelve months ended December 31, 1999 as compared to 3.9% for the corresponding period of 1998. The increase in operating income was a result of the increase in gross profits partially offset by an increase in selling, general and administrative expenses. Selling, general and administrative expenses increased $3.5 million, or 29.6% to $15.4 million for the twelve months ended December 31, 1999 from $11.9 million for the same period in 1998. The increase related primarily to a $2.5 million increase in bonus, profit sharing, and other labor-related expense.

    Interest Expense and Interest Income. Interest expense for the twelve month period ended December 31, 1999 was $9.8 million, a 25% decrease from the 1998 interest expense of $13.1 million. Interest expense in 1998 included $3.3 million of costs associated with obtaining a senior bridge credit facility (the "Bridge Facility"), which costs were fully amortized upon repayment of the Bridge Facility with the proceeds of the Notes. The $9.8 million of interest expense in 1999 included i) $9.3 million of interest on the Company's New Notes,
ii) $.4 million amortization of deferred financing costs related to issuing the New Notes, and iii) $.1 million of fees associated with non-usage of the Company's bank credit facility.


    Other Income and Expense. Other expense of $.1 million in 1999 was related to the loss associated with the disposal of some obsolete computer equipment in the fourth quarter of 1999. Other expense of $.2 million in 1998 was primarily related to the investigation of a potential acquisition that took place in the second quarter of 1998 and that was not pursued.

    Income Taxes. The Company recorded an income tax provision of $.9 million for the twelve months ended December 31, 1999 as compared to an income tax benefit of $3.7 million for the same period in 1998. The increase is a result of the change in profitability.

    Net Income. As a result of the foregoing, the Company recorded net income of $1.5 million in 1999 as compared to a net loss of $6.4 million in 1998.


The Year Ended December 31, 1998 Compared with the Year Ended December 31, 1997

    Revenues. Revenues for the year ended December 31, 1998 decreased $5.5 million or 7.8% to $64.6 million from $70.1 million for the year ended December 31, 1997. The decrease in revenues is largely the result of the absence in 1998 of two large premium programs of one client. This client continues to place business with the Company, although it did not run a similar program in 1998. The client ran a large premium program in 1996 that required the Company's services into the second quarter of 1997, and then ran a similar program in 1997 that resulted in large volumes of consumer orders in the third and fourth quarters of 1997. Although the client did not run a similar program in 1998, the Company replaced most of the servicing revenue from this client with programs from other existing and new clients. Servicing revenue from all other clients increased 37.5%, to $52.8 million in 1998 from $38.4 million in 1997.

    Gross Profit. The Company's gross profit declined to $15.2 million or 23.5% of revenues for the year ended December 31, 1998. Gross profit for the year ended December 31, 1997 was $29.6 million or 42.3% of revenues. The reduction of gross profit as a percentage of revenues was primarily the result of increased expenses associated with added capacities and capabilities in anticipation of market changes and requirements for technology-based services. The ramp up in processing capacity was primarily associated with technical improvements in computer equipment, software and telemarketing systems including Interactive Voice Response, and a new call center in Oklahoma City. The Company's efforts to expand its processing capabilities and capacity began in 1996 as part of its emphasis on high-volume programs, including new servicing concepts, which involve significant technology investment. In 1998, the Company took measures to reduce expenses as certain client programs had lower than anticipated levels of consumer participation. In the third quarter of 1998, the Company closed the outbound processing facility in Belle Plaine, Minnesota and the inbound processing facility in Albert Lea, Minnesota. As a result of the Company's strategy to enter into short-term leases, the Company did not incur ongoing or termination expenses under either lease. The operations of these facilities were consolidated into the Company's other existing facilities during the third quarter of 1998. In addition, an organizational restructuring was also completed in the beginning of the third quarter of 1998 that consolidated the majority of the call center functions from the Young America, Minnesota call center to the Mankato, Minnesota and Oklahoma City, Oklahoma call centers. The Company has retained a small amount of call center capacity in Young America, Minnesota to handle small client jobs and call volume overflow from the Company's other call center facilities.

    Operating Income. Operating income for the year ended December 31, 1998 was $2.5 million as compared to an operating loss of $3.5 million for 1997. Included in the 1997 operating loss were compensation charges of $17.9 million attributable to the Recapitalization. Excluding the effect of these compensation charges, 1997 operating income would have been $14.4 million, or 20.5% of revenues as compared to $2.5 million in 1998 or 3.9% of revenues. This $11.9 million decrease was due to the decrease in gross profit, which was only partially offset by a $4.0 million reduction in general and administrative expenses from $9.8 million in 1997 to $5.8 million in 1998 primarily due to a $4.8 million decrease in profit sharing and management bonuses. No such profit sharing and management bonuses were paid in 1998. Excluding the 1997 profit sharing and management bonus expenses of $4.8 million, general and administrative expenses in 1998 increased 16.0% over 1997, reflecting increased fees related to the new ownership and debt structure. Selling expenses increased from $5.5 million in 1997 to $6.1 million in 1998 reflecting additions to sales and support staff to service new and more complex client programs.

    1998 operating income was also adversely affected by a $850,000 one-time expense related to the reserve of certain operating leases. During the first quarter of 1998, the Company entered into operating leases to increase its Interactive Voice Response capacity. These leases were entered into specifically to meet the estimated requirements of a new customer. Due to a variety of factors, the Company made a decision to terminate its relationship with this customer during the fourth quarter of 1998. As a result, the Company had lease obligations from which it would receive no future economic benefit. During the fourth quarter, the Company recorded a special charge of $850,000 to reserve for these future obligations.

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


    Income Taxes. The Company recorded an income tax benefit of $3.7million for 1998 as compared to an income tax provision of $.4 million in 1997. Prior to the Recapitalization, the Company was an S corporation for income tax purposes. Accordingly, for periods prior to the Recapitalization, the Company did not accrue income tax expense on its historical financial statements. The statement of income for 1997 includes proforma net income (loss) information reflecting a pro forma benefit for taxes in 1997 of $1.3 million, calculated at an assumed combined federal and state tax rate of 37% as if the termination of Holdings' status as an S corporation had occurred as of the beginning of 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

    At December 31, 1999, no amounts were outstanding under the Company's $10.0 million bank revolving credit facility (the "Credit Facility") with Norwest Bank Minnesota, N.A. ("Norwest"). At such date, the Company had a stockholders' deficit of $64.2 million, indebtedness of $80.0 million and working capital of $1.6 million. On November 25, 1997 the Company completed the Recapitalization (see Note 4 of the Audited Consolidated Financial Statements). On February 23, 1998, Young America Corporation issued $80,000 of 11 5/8% Senior Subordinated Notes due 2006 (the "Notes") (see Note 9 of the Audited Consolidated Financial Statements). In August, 1998, the Company and YAC filed with the SEC a registration statement relating to an offer to exchange the Old Notes for an equal aggregate principal amount of YAC's 11 5/8% Series B Senior Subordinated Notes due 2006. The New Notes are also guaranteed by Holdings on a senior subordinated basis. The registration statement became effective August 6, 1998 and the exchange offer was completed on September 4, 1998.

    The Company has historically financed its operations and capital expenditures principally through the retention of cash flow from operations after payment of distributions to shareholders primarily to permit them to meet tax obligations as a result of the Company being an S corporation prior to the Recapitalization. For the years ended December 31, 1999, 1998 and 1997 net cash provided by (used in) operating activities were $2.8 million, $.9 million and ($8.7) million, respectively. In 1999, cash provided by operating activities funded the purchase of $1.3 million of property and equipment and $.1 million of stock redemption payments and was the result of increased profitability and changes in working capital. In 1998, cash provided by operating activities was significantly reduced by the payment of interest on the Bridge Facility and Notes. The cash usage in 1997 was attributable to the expenses incurred in connection with the Recapitalization, including compensation charges of $17.9 million for bonuses and phantom stock payments and transaction fees and expenses of $2.0 million. Excluding the effect of such nonrecurring charges, the Company's 1997 cash flow provided by operations was $11.2 million. The Company's future cash flow from operations will continue to reflect (i) income taxes that the Company is required to pay as a C corporation and (ii) interest that will be incurred on outstanding indebtedness, including the New Notes.

    Net cash used in investing activities for the years ended December 31, 1999, 1998 and 1997 were $1.3 million, $2.4 million, and $3.3 million, respectively. These capital expenditures are principally related to purchases of leasehold improvements, computer equipment and software, and warehousing and packaging equipment for fulfillment services provided by the Company. To support the Oklahoma call center, the Company purchased various equipment and leasehold improvements aggregating $0.5 million. The Company anticipates that capital expenditures for 2000 will not exceed $4 million. Subsequent to December 31, 1999, the Company used approximately $2.0 million to acquire certain assets and liabilities of SourceOne, LLC.

          Net cash provided by (used in) financing activities for the years ended December 31, 1999, 1998 and 1997 were $(.1) million, $(4.3) million and $9.3 million respectively. Cash used in 1999 reflects the redemption of redeemable common stock. Cash used in 1998 reflects the payment of financing costs associated with the placement of the Old Notes and a $.7 million payment to the Selling Stockholders in connection with the Recapitalization. In addition, following December 31, 2001, the Company is obligated to make additional payments, not to exceed $15 million, to the Selling Stockholders and certain employees of the Company, subject to the Company achieving certain performance targets set forth in the agreements relating to the Recapitalization. Net cash provided by financing activities in 1997 of $9.3 million reflects $80.0 million of proceeds from the Old Notes and $38.8 million of proceeds from issuance of common stock to the Investor Group partially offset by $3.3 million of financing costs associated with the Notes and Bridge Loan, the $92.2 million purchase of stock from the Selling Stockholders, and $13.9 million of distribution to shareholders prior to the Recapitalization. There were no shareholder distributions in 1998 or 1999.

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

    The Credit Facility was last amended on February 25, 2000 (the "Amended Facility'). The Amended Facility revised the restrictive covenants to allow capital expenditures of up to $4 million for the fiscal year ending December 31, 2000. The Amended Facility requires the Company to maintain its Interest Coverage Ratio (as defined in the Amended Facility), determined at the end of each quarter, at not less than 1.00 to 1 for each of the quarters ending March 31, 2000 and June 30, 2000, at not less than 1.10 to 1 for the quarter ending September 30, 2000, at not less than 1.30 to 1 for the quarter ending December 31, 2000, and at not less than 1.35 to 1 for each of the quarters ending March 31, 2001 and thereafter. The Company was in compliance with all required covenants as of December 31, 1999. There were no amounts outstanding under the Amended Facility as of December 31, 1999.

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

YEAR 2000 ISSUES

  In 1999, the Company completed an internal review of its systems and operations to assess its Year 2000 readiness in an effort to achieve Year 2000 compliance. The Company completed the assessment and any necessary remediation prior to January 1, 2000. As a result, the Company did not experience any significant Year 2000 problems and did not have any interruption in its operations.

RECENT ACCOUNTING PRONOUNCEMENTS

    In 1999, the Company adopted AICPA Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," issued in March 1998, effective for fiscal years beginning after December 15, 1998. This statement provides guidance on accounting for the costs of computer software developed or obtained for internal use. The adoption of SOP 98-1 did not affect the Company's results of operations or financial position.

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective, as amended, for years beginning after June 15, 2000. SFAS No. 133 established accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value SFAS No.133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. Special accounting for qualifying hedges allow a derivative's gains or losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company expects this statement to have no impact upon adoption.

    Effective January 1, 1999, the Company adopted the Financial Accounting Standards Board Statement of Position (SOP) 98-5, "Reporting on the Costs of Start Up Activities", effective for fiscal years beginning after December 15, 1998. SOP 98-5 requires the expensing of start-up activities as incurred, versus capitalizing and expensing them over a period of time. The adoption of SOP 98-5 did not affect the Company's results of operations or financial position.

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


ITEM 7A   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. The Company does not enter into derivative or other financial instruments for trading or speculative purposes.

  For fixed rate debt, interest changes affect the fair market value but do not impact earnings or cash flows. At December 31, 1999, the Company had fixed rate debt of $80 million. Holding other variables constant, a 1% increase in interest rates would decrease the unrealized fair market value of the fixed rate debt by approximately $2.4 million.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

YOUNG AMERICA HOLDINGS, INC. AND SUBSIDIARIES

     Consolidated Financial Statements
     As of December 31, 1999 and 1998
     Together With Report of
     Independent Public Accountants

                                       I

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Young America Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Young America Holdings, Inc. (a Minnesota corporation) and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Young America Holdings, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.


ARTHUR ANDERSEN LLP



Minneapolis, Minnesota,
  February 16, 2000
  (except with respect
  to the matters discussed in Note 9, as
  to which the date is February 25, 2000)

                                       II

YOUNG AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                            1999           1998
                                                                          --------       --------
                                          ASSETS

Current Assets:
   Cash and cash equivalents .......................................      $ 13,633       $ 12,220
   Trade receivables, net of allowance of $771 and $47, respectively        14,862         16,184
   Supplies inventory ..............................................           773            759
   Prepaid expenses and other ......................................         1,275            907
                                                                          --------       --------
               Total current assets ................................        30,543         30,070

Property, PLANT and Equipment, at cost:
   Land and improvements ...........................................           639            639
   Building and improvements .......................................         6,085          5,853
   Machinery and equipment .........................................         2,639          2,578
   Transportation equipment ........................................           159            170
   Office furniture and fixtures ...................................         3,147          3,122
   Electronic equipment and software ...............................         7,593          7,281
                                                                          --------       --------
                                                                            20,262         19,643
   Less- Accumulated depreciation ..................................       (12,725)       (11,391)
                                                                          --------       --------
                                                                             7,537          8,252
   Deferred financing costs ........................................         2,677          3,108
   Deferred tax asset ..............................................         4,664          4,232
                                                                          --------       --------
               Total assets ........................................      $ 45,421       $ 45,662
                                                                          ========       ========

                                       III

YOUNG AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(CONTINUED)

                                                                                       1999            1998
                                                                                    ---------       ---------
                          LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
   Noncleared rebate items ...................................................      $   8,705       $  14,066
   Accounts payable ..........................................................          1,725           1,732
   Collections due to and advances from clients ..............................          6,823           6,131
   Deferred income taxes .....................................................          2,198             897
   Accrued expenses-
      Interest ...............................................................          3,514           3,514
      Compensation ...........................................................          3,049           1,289
      Other ..................................................................          2,886           2,481
                                                                                    ---------       ---------
               Total current liabilities .....................................         28,900          30,110
                                                                                    ---------       ---------
LONG-TERM DEBT (Note 9) ......................................................         80,000          80,000

OTHER LONG-TERM LIABILITIES (Note 11) ........................................           --               391

Commitments and Contingencies (Notes 3, 7 and 8)

REDEEMABLE CLASS A COMMON STOCK, as of December 31, 1999 and 1998, 33,726 and
   40,895 shares issued and outstanding, respectively (Note 5)
                                                                                          734             890

Stockholders' Deficit:
   Class A Common Stock, par value $1 per share; as of December 31, 1999 and
      1998, 3,000,000 shares authorized and 1,255,455 shares issued and outstanding (Note 5)
                                                                                        1,255           1,255
   Class B Common Stock, par value $1 per share; as of December 31, 1999 and
      1998, 1,500,000 shares authorized and 442,844 shares issued and outstanding
                                                                                          443             443
   Class C Common Stock, par value $1 per share; as of December 31, 1999 and
      1998, 1,500,000 shares authorized; 172,727 shares issued and outstanding
                                                                                          173             173
   Additional paid-in capital ................................................         36,107          36,083
   Accumulated deficit .......................................................       (102,191)       (103,683)
                                                                                    ---------       ---------
               Total stockholders' deficit ...................................        (64,213)        (65,729)
                                                                                    ---------       ---------
               Total liabilities and stockholders' deficit ...................      $  45,421       $  45,662
                                                                                    =========       =========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                                       IV

YOUNG AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31
(AMOUNTS IN THOUSANDS)

                                                                 1999           1998           1997
                                                               --------       --------       --------
REVENUES ................................................      $ 82,747       $ 64,595       $ 70,085

COST OF REVENUES:
   Processing and servicing .............................        55,848         49,434         40,447
                                                               --------       --------       --------
               Gross profit .............................        26,899         15,161         29,638
                                                               --------       --------       --------
OPERATING EXPENSES:
   Selling ..............................................         6,021          6,059          5,504
   General and administrative ...........................         9,348          5,798          9,754
   Compensation charges attributable to Recapitalization           --              (43)        17,924
   Reserve for lease obligations (Note 11) ..............          --              850           --
                                                               --------       --------       --------
                                                                 15,369         12,664         33,182
                                                               --------       --------       --------
               Operating income (loss) ..................        11,530          2,497         (3,544)
                                                               --------       --------       --------
OTHER INCOME (EXPENSE):
   Interest expense .....................................        (9,789)       (13,095)        (1,029)
   Interest income ......................................           675            666          1,038
   Transaction costs attributable to Recapitalization ...          --             --           (1,967)
   Other ................................................           (47)          (182)          --
                                                               --------       --------       --------
               Other expense ............................        (9,161)       (12,611)        (1,958)

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES
                                                                  2,369        (10,114)        (5,502)

PROVISION (BENEFIT) FOR INCOME TAXES ....................           877         (3,742)           423
                                                               --------       --------       --------
               Net income (loss) ........................      $  1,492       $ (6,372)      $ (5,925)

UNAUDITED PRO FORMA NET LOSS:
   Loss before provision (benefit) for income taxes .....                                    $ (5,502)
   Pro forma income tax benefit .........................                                      (1,308)
                                                                                             --------
               Pro forma net loss .......................                                    $ (4,194)
                                                                                             ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                       V

YOUNG AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31
(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


                                                          Class A                          Class B
                                                        Common Stock                     Common Stock
                                                    Shares          Value            Shares          Value
                                                 ----------       ----------       ----------      ----------
BALANCE, December 31, 1996                            1,920       $        2               --      $       --
   Net loss                                              --               --               --              --
   Stock split                                    1,918,080            1,918               --              --
   Distributions to stockholders                         --               --               --              --
   Proceeds from issuance of Common Stock .       1,169,530            1,170          442,884             443
   Redemption of Common Stock                    (1,785,600)          (1,786)              --              --
   Reclassification to Redeemable Class A
      Common Stock                                 (339,097)            (339)              --              --
                                                 ----------       ----------       ----------      ----------
BALANCE, December 31, 1997                          964,833              965          442,884             443
   Net loss                                              --               --               --              --
   Reclassification from Redeemable Class A
      Common Stock                                  290,622              290               --              --
   Final Recapitalization                                --               --               --              --
                                                 ----------       ----------       ----------      ----------
BALANCE, December 31, 1998                        1,255,455            1,255          442,884             443
   Net income                                            --               --               --              --
   Distributions to stockholders                         --               --               --              --
                                                 ----------       ----------       ----------      ----------
BALANCE, December 31, 1999                        1,255,455       $    1,255          442,884      $      443
                                                 ----------       ----------       ----------      ----------


                                                                                                   Retained
                                                         Class C                 Additional        Earnings
                                                       Common Stock               Paid-In        (Accumulated
                                                   Shares          Value          Capital          Deficit)          Total
                                                 ----------      ----------      ----------       ----------       ----------
BALANCE, December 31, 1996                               --      $       --      $      315       $   11,756       $   12,073
   Net loss                                              --              --              --           (5,925)          (5,925)
   Stock split                                           --              --              --           (1,918)              --
   Distributions to stockholders                         --              --              --          (10,412)         (10,412)
   Proceeds from issuance of Common Stock .         172,727             173          37,043               --           38,829
   Redemption of Common Stock                            --              --            (293)         (90,163)         (92,242)
   Reclassification to Redeemable Class A
      Common Stock                                       --              --          (7,041)              --           (7,380)
                                                 ----------      ----------      ----------       ----------       ----------
BALANCE, December 31, 1997                          172,727             173          30,024          (96,662)         (65,057)
   Net loss                                              --              --              --           (6,372)          (6,372)
   Reclassification from Redeemable Class A
      Common Stock                                       --              --           6,059               --            6,349
   Final Recapitalization                                --              --              --             (649)            (649)
                                                 ----------      ----------      ----------       ----------       ----------
BALANCE, December 31, 1998                          172,727             173          36,083         (103,683)         (65,729)
   Net income                                            --              --              --            1,492            1,492
   Distributions to stockholders                         --              --              24               --               24
                                                 ----------      ----------      ----------       ----------       ----------
BALANCE, December 31, 1999                          172,727      $      173      $   36,107       $ (102,191)      $  (64,213)
                                                 ----------      ----------      ----------       ----------       ----------












              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                       VI

YOUNG AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31
(AMOUNTS IN THOUSANDS)

                                                                           1999           1998           1997
                                                                         --------       --------       --------
OPERATING ACTIVITIES:
   Net income (loss)                                                     $  1,492       $ (6,372)      $ (5,925)
   Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities-
         Depreciation and amortization                                      2,394          5,660          1,636
         Deferred income taxes                                                870         (3,752)           417
         Changes in assets and liabilities:
            Trade receivables                                               1,322         (4,702)        (2,950)
            Supplies inventory                                                (14)          (144)           114
            Prepaid expenses and other                                       (368)          (389)          (159)
            Noncleared rebate items                                        (5,361)         9,540          2,267
            Accounts payable                                                   (7)          (599)           125
            Collections due to and advances from clients                      692          2,583         (7,631)
            Accrued expenses                                                1,774           (877)         3,455
                                                                         --------       --------       --------
               Net cash provided by (used in) operating activities          2,794            948         (8,651)
                                                                         --------       --------       --------
INVESTING ACTIVITIES:
   Purchases of property and equipment, net                                (1,249)        (2,374)        (3,330)
                                                                         --------       --------       --------
               Net cash used in investing activities                       (1,249)        (2,374)        (3,330)
                                                                         --------       --------       --------
FINANCING ACTIVITIES:
   Net repayments of short-term borrowings                                     --             --             --
   Proceeds from issuance of senior subordinated notes                         --         80,000             --
   Proceeds from (repayment of) Bridge Facility                                --        (80,000)        80,000
   Distributions paid to stockholders                                          --             --        (13,899)
   Proceeds from issuance of Common Stock                                      --             --         38,829
   Redemption of Common Stock                                                  --             --        (92,242)
   Payments of financing costs                                                 --         (3,461)        (3,340)
   Redemption of Redeemable Class A Common Stock                             (132)          (141)            --
   Final payment to selling shareholders                                       --           (692)            --
                                                                         --------       --------       --------
               Net cash provided by (used in) financing activities           (132)        (4,294)         9,348
                                                                         --------       --------       --------
               Net increase (decrease) in cash and cash equivalents         1,413         (5,720)        (2,633)

CASH AND CASH EQUIVALENTS:
   Beginning of year                                                       12,220         17,940         20,573
                                                                         --------       --------       --------
   End of year                                                           $ 13,633       $ 12,220       $ 17,940
                                                                         --------       --------       --------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash payment for interest                                             $  9,353       $ 10,558       $      5
                                                                         --------       --------       --------
   Income taxes paid                                                     $      7       $     11       $      6
                                                                         --------       --------       --------

               The accompanying notes are an integral art of these
                       consolidated financial statements.

                                      VII

YOUNG AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1.   THE COMPANY AND NATURE OF BUSINESS:

Young America Holdings, Inc. (Holdings) and its wholly owned subsidiaries, Young America Corporation (YAC) and YAC.Ecom Incorporated (collectively, the Company), provide a wide range of consumer interaction processing (CIP) services to consumer product and consumer service companies. The Company's CIP services provide a link between consumer-oriented companies and their customers for numerous types of marketing programs including rebate programs, purchase reward or premium programs, sweepstakes, product sampling programs and warranty registration programs. The Company provides a variety of services involved in executing these marketing programs including (i) order processing (including the handling of mail, telephone calls, facsimiles and e-mail received from consumers), (ii) fulfillment (including the delivery of product premiums and samples as well as rebate checks to consumers), (iii) data gathering, analysis and reporting, and (iv) related customer service (including receiving and responding to customer inquiries).

2.   SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the financial statements of Holdings and its subsidiaries, all of which are wholly owned (collectively referred to as the Company). All significant intercompany balances and transactions have been eliminated in the consolidation.

REVENUE RECOGNITION

The Company derives its revenues principally from three sources: service fees, rebate billings and postage and freight billings. Service fee revenues are recognized as CIP services are rendered. The Company invoices clients, at the time of shipment, for the gross amount of rebate checks issued by the Company. For the years ended December 31, 1999, 1998 and 1997, approximately 34%, 45% and 38%, respectively, represented the aggregate dollar amount of checks issued under rebate programs. The Company has entered into contractual arrangements with its clients providing that the Company would fund from the Company's own working capital the payment of rebates offered by the clients. The Company, in turn, invoices its clients for the full amount of those rebate checks that the Company issues to consumers. The Company realizes a margin on such rebate revenues because when the Company agrees to fund rebate programs with its own working capital, its contractual arrangements with its clients generally provide that the Company is entitled to retain amounts paid to it by clients relating to rebate checks that are never cashed (referred to in the industry as slippage). Each period, the Company estimates that percentage of rebate checks issued that are not expected, based upon historical experience, to be cashed.

The Company recognizes as revenue, at the time of shipment, the amount billed to clients for shipping merchandise premiums and samples and for mailing rebate checks. Such billings are generally based upon standard rates which approximate those that would be charged to such clients by the United States Postal Service
(USPS) or other delivery services. The Company realizes a margin on postage and freight billings because it pays lower rates to the delivery services reflecting
(i) discounts available to the Company for performing various sorting and other tasks, and (ii) the high volume of mail and other shipments sent by the Company for all of its clients in the aggregate.

The Company has historically presented all billed amounts that were priced to include a margin element in revenue. This revenue included the full value of rebate payments funded with the Company's working capital and the amount billed to clients for shipping merchandise and mailing checks. During 1999, the Company revised its presentation of revenue to represent (i) service fees for rendering CIP services, (ii) the margin obtained from using working capital to fund client rebate checks (referred to in the industry as slippage), and (iii) the margin realized on postage and freight billings as a result of discounts and presorting or other postal cost reduction techniques which are available to the Company due to the large volume of mail and other shipment processed by the Company for all of its clients in the aggregate. Revenue previously presented has been revised to conform to the 1999 presentation. Such revision had no effect on previously reported gross profit, net income (loss) or stockholders' deficit.

                                      VII

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

LONG-LIVED ASSETS

The Company periodically evaluates whether events and circumstances have occurred which may affect the estimated useful life or the recoverability of the remaining balance of its long-lived assets. If such events or circumstances were to indicate that the carrying amount of these assets would not be recoverable, the Company would estimate the future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) were less than the carrying amount of long-lived assets, the Company would recognize an impairment loss.

DEFERRED FINANCING COSTS

Deferred financing costs are amortized over the term of the underlying debt instrument.

NONCLEARED REBATE ITEMS

Noncleared rebate items represent open and uncleared rebate checks issued on behalf of clients as of the balance sheet date, less estimated slippage.

COLLECTIONS DUE AND ADVANCES FROM CLIENTS

Collections due and advances from clients consist of (i) collections from consumers that are to be ultimately credited to clients based upon contractual agreements, and (ii) advances received from certain clients.

INCOME TAXES

Prior to the Recapitalization (see Note 4), the Company was an S corporation for income tax purposes. As an S corporation, the Company was only liable for U.S. federal income taxes under certain circumstances and liable for state income taxes in certain jurisdictions; all other domestic income taxes were the responsibility of the Company's stockholders. Concurrent with the Recapitalization, Holdings became a taxable C corporation. The unaudited pro forma net income information in the accompanying consolidated statements of operations reflects the application of corporate income taxes to the Company's taxable income at an assumed combined federal and state tax rate of 37% as if the termination of the Company's status as an S corporation had occurred as of the beginning of each period presented.

In connection with the conversion from an S corporation to a C corporation, Holdings began accounting for income taxes under the liability method, whereby deferred income taxes are recognized at currently enacted income tax rates to reflect the tax effect of

                                       IX
temporary differences between the financial reporting and tax bases of assets and liabilities. As a result thereof, the Company immediately recognized, by charging to earnings, a deferred income tax liability of $928 during the year ended December 31, 1997.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash equivalents, trade receivables (net) and accounts payable approximate fair market values because of the short maturities of these instruments. The Company's Senior Subordinated Notes were recorded at fair value in connection with the February 23, 1998 offering. The fair value, based upon market quote activity as of year-end, is $60,000.

RECLASSIFICATIONS

Certain amounts previously reported in the 1998 and 1997 consolidated financial statements have been reclassified to conform to the 1999 presentation. The reclassifications had no effect on previously reported net income (loss) or stockholders' deficit.

COMPREHENSIVE INCOME

Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This statement established standards for reporting and display of comprehensive income and its components. Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events, and circumstances from nonowner sources. For the Company, comprehensive income represents net income as there are no other transactions, events or circumstances from nonowner sources.

SEGMENT REPORTING

In 1998, the Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position but did affect the disclosure of segment information (see Note 10).

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective, as amended, for years beginning after June 15, 2000. SFAS No. 133 established accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. Special accounting for qualifying hedges allow a derivative's gains or losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company expects this statement to have no impact upon adoption.

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

                                       X

When the Company agrees to fund rebate payments with its own working capital, its contractual arrangements with its clients generally provide that the Company is entitled to retain amounts paid to it by clients relating to rebate checks that are never cashed. Each period, the Company estimates the percentage of rebate checks issued that are not expected, based upon historical experience, to be cashed. For the years ended December 31, 1999, 1998 and 1997, the portions of revenue recognized by the Company as slippage were $8,505, $4,905 and $3,289, respectively. In those situations where the Company has not been asked to use its working capital to fund rebate programs, the Company generally does not discount its service fees in order to offset the lack of slippage to be retained by the Company.

The escheat laws of various states provide that under certain circumstances holders of unclaimed property (possibly including, under certain interpretations of such laws, slippage) must surrender that property to the state in question. The Company believes that, because Holdings and YAC are Minnesota corporations with their principal operations and principal places of business located in Minnesota, the escheat laws of the State of Minnesota would govern the right of the Company to retain slippage amounts, except that Oklahoma escheat laws may govern the Company's right to retain slippage amounts with respect to operations conducted from the Company's Oklahoma facility. The Company also believes that under current Minnesota and Oklahoma escheat laws, it is entitled to retain slippage amounts in those transactions where the Company funds its client's rebate program from its own working capital rather than surrendering such amounts to the State of Minnesota or the State of Oklahoma. There can be no assurance, however, that the Minnesota or Oklahoma escheat laws will not change or that the Company's interpretation of the Minnesota or Oklahoma escheat laws would prevail in any action by the State of Minnesota or the State of Oklahoma to require the surrender of slippage to either of such states. There also can be no assurance that another state will not prevail in an action under its escheat laws to require the surrender slippage amounts to that state, whether unclaimed by residents of such state or otherwise.

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

4.   THE RECAPITALIZATION:

On November 25, 1997 (the Recapitalization Date), Holdings effected (i) a 1,000-for-1 stock split of its common stock in the form of a stock dividend and
(ii) a recapitalization (the Recapitalization), pursuant to a recapitalization agreement (the Recapitalization Agreement) under which substantially all of Holdings' assets and business were transferred to a newly formed subsidiary, Young America Corporation, and Holdings changed its name to Young America Holdings, Inc. As a result of the Recapitalization, approximately 93% of all classes of the combined capital stock of Holdings was purchased by an investor group (the Investor Group). In the Recapitalization, members of the Investor Group purchased newly issued shares of the common stock of Holdings (the Common Stock) for an aggregate purchase price of $38,852. Also in the Recapitalization, Holdings borrowed $80,000 under a senior

                                       XI
bridge credit facility (the Bridge Facility) provided by affiliates of DB Capital Partners (DBCP). Holdings used the proceeds of the issuance of shares of Common Stock to the Investor Group and the borrowings under the Bridge Facility to (i) repurchase outstanding shares of Common Stock from the selling stockholders for an aggregate purchase price of $92,242; (ii) make bonus payments to management of $13,368 under plans put in place in contemplation of a change of control of the Company, and $4,877 paid pursuant to phantom stock arrangements due in such amounts as a result of the change of control of the Company in the Recapitalization; and (iii) pay certain fees and expenses related to the Recapitalization. Of the amounts referred to in (i) and (ii) above, $6,000 was placed in escrow subject to certain indemnification provisions of the Recapitalization Agreement, $1,170 of which has been recorded by the Company as estimated compensation charges remaining to be paid related to (ii) above. The final allocation of $1,170 of the escrow was made during 1999.

Pursuant to the terms of the Recapitalization Agreement, Holdings made an additional payment of approximately $692 to the selling stockholders and certain employees of the Company during the second quarter of 1998. Such payment was based upon the final determination of total stockholders' equity (as defined) of Holdings as of October 31, 1997, and Holdings' profits or losses (as defined) for the period ended on the Recapitalization Date. The Company had recorded the compensation expense associated with such payment based on its best estimates at the end of 1997. Also in connection with the Recapitalization, Holdings is obligated to make additional payments to the former majority shareholders subject to Holdings achieving certain targets defined in the Recapitalization Agreement. To the extent cumulative excess free cash flow (as defined in the Recapitalization Agreement) of the Company for the four-year period ending December 31, 2001 exceeds $93,000, Holdings is required to make an additional purchase price payment equal to 20% of such excess, subject to a maximum amount payable of $15,000. Under separate agreements with Mr. Charles D. Weil, certain other employees of the Company and the former majority shareholders, a portion of this additional purchase price payment will be payable to such individuals. Any payments made to management will result in compensation charges in the period the amount becomes determinable.

5.   CAPITAL STOCK AND STOCKHOLDERS' AGREEMENTS:

The Common Stock consists of three classes: Class A Common Stock, Class B Common Stock and Class C Common Stock. Except as set forth below, the rights of the three classes of Common Stock are the same. Under most circumstances, only the Class A Common Stock has voting rights; however, the affirmative vote of a majority of the total number of shares of Class B or Class C Common Stock, as applicable, is required for the issuance or sale of additional shares of Class B or Class C Common Stock, respectively, the reclassification cancellation, or retirement of the Class B or Class C Common Stock, respectively, or any amendment, waiver or corporate transaction that adversely affects the Class B or Class C Common Stock, respectively. In addition, each share of Class B Common Stock will be entitled to vote with the Class A Common Stock, voting together as a single class, on all matters to be voted on by Holdings' shareholders (except as otherwise required by applicable law) following the occurrence of any of the following events: (i) Charles D. Weil shall cease to be employed by the Company for any reason; (ii) Holdings shall not have completed a public offering of its Common Stock meeting certain requirements by the fifth anniversary of the Recapitalization Date; (iii) the Company or the selling stockholders shall default on any of the material terms of the Recapitalization; (iv) any representation or warranty made by Holdings or the selling stockholders with respect to the Recapitalization shall prove to have been materially false; or
(v) an Approved Sale (as defined below) has been proposed to the board of directors of Holdings (the Board of Directors) and such a sale is not approved, for whatever reason, by the Board of Directors within three days of such proposal.

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

Each of the management stockholders acquired their shares of Class A Common Stock pursuant to a Stock Subscription and Repurchase Agreement. Each of the stock agreements provides that upon the occurrence of certain events including the death, retirement, permanent disability, resignation for good reason (such as retirement) or termination without cause of the management

                                      XII
stockholder, such individual (or his successors) will have the right (within a specified period of time) to cause Holdings to repurchase his stock.

The repurchase price to be paid by Holdings for any employee stock repurchased pursuant to the stock agreements will, in most situations, be the fair market value for such shares (to be determined by the Board of Directors if the shares are not then traded publicly, provided that an individual may request an appraisal of the repurchased shares if he disagrees with the valuation placed on such shares by the Board of Directors). Certain employee stock agreements require the management stockholder to enter into a noncompetition agreement with Holdings or receive the lesser of the fair market value or the original purchase price for the employee stock to be purchased. The Weil Employment Agreement (see
Note 7) provides that if Mr. Weil is terminated for cause, Holdings may repurchase his stock at the lesser of its fair market value or the original purchase price for such shares.

The Class A Common Stock held by management are recorded as Redeemable Class A Common Stock (Redeemable Stock) on the accompanying consolidated balance sheets. At December 31, 1997, these shares were valued at the same per share value determined at the date of the Recapitalization in November 1997. The estimated required redemption price of the Redeemable Stock was approximately $550 and $534 at December 31, 1999 and 1998 based on the current market. Subsequent to December 31, 1997, the arrangement with Mr. Weil was amended such that Mr. Weil no longer has the ability to require the Company to redeem his shares (156,221 shares). Future increases in the carrying value of shares subject to redemption rights will be reported as compensation expense in accordance with APB Opinion No. 25.

In connection with the Recapitalization, Holdings and its senior stockholders entered into an equity registration rights agreement (the Equity Registration Rights Agreement). The Equity Registration Rights Agreement grants the stockholders that are party thereto demand and incidental registration rights with respect to shares of capital stock held by them, which rights will be exercisable at any time after an initial public offering of Holdings' Common Stock. In addition, DBCP may cause Holdings to conduct an initial public offering at any time following the sixth anniversary of the Recapitalization. The Equity Registration Rights Agreement contains customary terms and provisions with respect to the registration rights contained therein.

Certain stockholders of Holdings (including Mr. Ecklund and Mr. Weil) have entered into an amended and restated Equity Registration Rights Agreement that grants Mr. Ecklund new demand registration rights commencing after the fifth anniversary of the Recapitalization, and grants Mr. Weil new demand registration rights if a Termination Event occurs with respect to Mr. Weil. Under the amended and restated Equity Registration Rights Agreement, if Mr. Ecklund or Mr. Weil exercises his demand right with respect to all of his shares of Common Stock, and any underwriter selected by Mr. Ecklund or Mr. Weil, as the case may be, advises Holdings that such underwriter cannot sell all such shares in such offering because such offering would not be large enough, then Mr. Ecklund and Mr. Weil, as applicable, shall each have the right to require Holdings to sell in such offering newly issued shares of common stock representing up to 30% of its shares in any underwritten offering, as the case may be. In addition, if any underwriter advises Holdings that an offering of all of Mr. Ecklund's or Mr. Weil's shares, as the case may be, in addition to any other shares that are proposed to be registered under such registration statement (including shares to be offered and sold by Holdings), can not be consummated given the then current market conditions, then Mr. Ecklund's shares would be entitled to be sold before any shares sold by Holdings or by any other shareholder (including Mr. Weil), and Mr. Weil's shares would be entitled to be sold before any shares sold by Holdings or by any other shareholder (other than Mr. Ecklund). If Mr. Ecklund or Mr. Weil exercises a demand registration right at any time, certain shareholders of Holdings would have the right to purchase Mr. Ecklund's and/or Mr. Weil's shares, as the case may be, for their fair market value. As amended and restated, neither Mr. Ecklund nor Mr. Weil will have any put rights with respect to shares of Holdings held by them.

Accordingly, at the date the new arrangements became operative, the amount previously classified as Redeemable Class A Common Stock for Mr. Ecklund and Mr. Weil was reclassified to stockholders' deficit. At December 31, 1997, the aggregate value ascribed to the Redeemable Class A Common Stock for these shares was $6,349. This amount has been reclassified to stockholders' deficit at December 31, 1998.

                                      XIII

6.   INCOME TAXES:

The income tax provision (benefit) for the years ended December 31 consisted of the following:

               1999          1998
              -------       -------
Current       $     7       $    10
Deferred          870        (3,752)
              -------       -------
              $   877       $(3,742)


The provision (benefit) for income taxes includes a deferred component that arose from (i) the Company's change in tax status discussed in Note 2 and (ii) the recording of certain items in different periods for financial reporting and income tax purposes. As of December 31, the tax effects of temporary differences which give rise to a significant portion of deferred tax assets (liabilities) are as follows:

                                 1999          1998
                                -------       -------
Slippage                        $(3,373)      $(2,142)
Net operating losses              4,958         4,350
Deferred compensation                --           433
Lease obligation write-off          144           315
Self-insurance reserves             229           215
Other                               507           164
                                -------       -------
                                $ 2,465       $ 3,335


The Company's current period tax net operating loss will be available to offset future tax liabilities through 2018. Based upon the Company's history of prior operating earnings and its expectations for the future, management of the Company has determined that it is more likely than not that taxable income will be sufficient to utilize such attributes in their carryforward periods.

A reconciliation of income taxes computed at the statutory rates to the reported income tax provision (benefit) for the years ended December 31 is as follows:

                                           1999          1998
                                          -------       -------
Taxes at federal statutory rates          $   806       $(3,439)
State taxes, net of federal benefit            76          (336)
Other                                          (5)           33
                                          -------       -------
Provision (benefit) for income taxes      $   877       $(3,742)


7.   EMPLOYMENT AGREEMENTS AND COMPENSATION MATTERS:

On November 24, 1997, Holdings and Mr. Weil entered into an employment agreement (the Weil Employment Agreement) pursuant to which Mr. Weil has agreed to serve as the president and chief executive officer of Holdings. The term of the Weil Employment Agreement is initially three years and is subject to automatic 12-month renewal thereafter unless terminated by either party. Base compensation under the Weil Employment Agreement is $300 per year and will increase at a minimum of 5% each calendar year beginning January 1, 1999. If Holdings terminates Mr. Weil's employment without cause or Mr. Weil terminates his employment for good reason, he is entitled to receive (i) his base salary for an 18-month period following the effective date of termination and (ii) a pro rated portion of his annual incentive bonus effective as of the date of termination.

During 1997, Mr. Weil participated in a special incentive bonus plan that was based upon the achievement of certain performance targets for that year. Mr. Weil was paid $900 with respect to such incentive bonus plan in January 1998 and an additional $261 in

                                      XIV

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

Effective December 2, 1998, the Company and Roger D. Andersen entered into an employment agreement (the Andersen Employment Agreement) pursuant to which Mr. Andersen has agreed to serve as the chief financial officer of YAC. The Andersen Employment Agreement has a 12-month term, subject to automatic 12-month renewals on each anniversary date thereafter, if not canceled by either party. Base compensation under the Andersen Employment Agreement is $210 per year, and such amount will increase at a minimum of 3% per year on the anniversary date of such agreement. Mr. Andersen is eligible to participate in the Company's Annual Management Incentive Plan, Profit Sharing Plan and Employee Stock Option Plan. If the Company terminates Mr. Andersen without cause, he is entitled to receive his base salary for 12 months and an additional lump-sum severance payment up to an amount of $210, based on the performance of the Company and Mr. Andersen's years of service with the Company. If Mr. Andersen terminates his employment for good reason after three years of continuous employment with the Company, he is entitled to 50% of his annual base salary payable in six equal monthly installments.

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

The Company had a phantom stock bonus plan with two of its employees, whereby each employee was awarded shares of phantom stock. Under the plan, additional compensation payments to these employees were triggered by the occurrence of certain events, as defined in the agreements, including certain distributions paid to the Company's stockholders, the termination of employment, or the change in control of the Company. Compensation expenses under this plan was approximately $4,732 during the year ended December 31, 1997. In connection with the Recapitalization, this plan was terminated.

8.   COMMITMENTS AND CONTINGENCIES:

MANAGEMENT AGREEMENT

In connection with the Recapitalization, Holdings and certain investors entered into a management agreement (the Management Agreement) relating to certain services to be provided to Holdings in the future by such investors. Under the Management Agreement, such investors will provide Holdings with, among other services, financial and strategic planning and management consulting services throughout the term of the Stockholders' Agreement. In consideration for the services provided to Holdings under the Management Agreement, Holdings will pay annual fees of $250. Also in connection with the Recapitalization, Holdings paid these investors a one-time transaction fee of $1,500 and reimbursed or paid expenses (including legal and accounting fees and expenses) of approximately $1,050 incurred by such entities in connection with the Recapitalization.

                                       XV

LEASES

The Company has operating leases for warehouse space and equipment. The approximate future minimum payments under these obligations for the years ending December 31 are as follows:

            2000                        $6,182
            2001                         3,296
            2002                         1,618
            2003                           888
            2004                           586
            Thereafter                   3,338

Total rent expense was $6,428, $5,163 and $2,640 for the years ended December 31, 1999, 1998 and 1997, respectively.

GUARANTEES

Sweepstakes performance bonds are guaranteed for certain clients based on certain financial criteria. Holdings had guaranteed approximately $35,044 and $9,978 in performance bonds for various clients as of December 31, 1999 and 1998, respectively. The Company also obtains an indemnity agreement from these clients indemnifying the Company from obligations under the performance bonds.

LITIGATION

The Company is exposed to asserted and potential unasserted claims encountered in the normal course of business. In the opinion of management, based on consultation with outside legal counsel, the resolution of these matters will not have a material adverse effect on the Company's financial position.

9.   LONG-TERM DEBT:

THE BRIDGE FACILITY

On the Recapitalization Date, Holdings borrowed $80,000 under a Senior Credit Agreement with Bankers Trust Company as agent from Bankers Trust New York Corporation, an affiliate of DBCP, as initial lender. The Bridge Facility was repaid by Holdings on February 23, 1998, with the proceeds from the issuance by YAC of Senior Subordinated Notes on that date, and the associated deferred financing fees of $3,300 were written off and are included in interest expense in the accompanying consolidated statements of operations.

THE NOTES OFFERING

On February 23, 1998, YAC issued an $80,000 principal amount of 11 5/8% Series A Senior Subordinated Notes due in 2006 (the Old Notes). In September 1998, pursuant to a registration statement file with the Securities and Exchange Commission, YAC exchanged all of the Old Notes for an equal aggregate principal amount of Series B Senior Subordinated Notes due in 2006 (the New Notes, and together with the Old Notes, the Notes) having substantially the same terms as the Old Notes. Interest on the Notes is payable semiannually in arrears on February 15 and August 15 of each year, beginning August 15, 1998. The proceeds from the issuance of the Old Notes were distributed and loaned by YAC to its parent, Holdings, and used by Holdings to repay amounts outstanding under the Bridge Facility.

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

In connection with the Recapitalization discussed in Note 4, substantially all of Holdings' assets and business were transferred to YAC. The following table presents summarized pro forma financial information for Holdings and YAC as if the guarantee structure

                                      XVI
had been in effect for all periods presented. The only substantial asset retained by Holdings was certain real property which is leased to YAC at cost for use in its operations.

                                         1999            1998            1997
                                       --------        --------        --------
            Revenues:
   Holdings                            $     --        $     --        $     --
   YAC                                   82,615          64,595          70,085
   YAC.Ecom                                 132              --              --
                                       --------        --------        --------
               Consolidated            $ 82,747        $ 64,595        $ 70,085
                                       ========        ========        ========
Gross profit:
   Holdings                            $     --        $     --        $     --
   YAC                                   26,907          15,161          29,638
   YAC.Ecom                                  (8)             --              --
                                       --------        --------        --------
               Consolidated            $ 26,899        $ 15,161        $ 29,638
                                       ========        ========        ========
Net income (loss):
   Holdings                            $     --        $     --        $     --
   YAC                                    1,501          (6,372)         (5,925)
   YAC.Ecom                                  (9)             --              --
                                       --------        --------        --------
               Consolidated            $  1,492        $ (6,372)       $ (5,925)
                                       ========        ========        ========
Current assets:
   Holdings                            $    385        $    373
   YAC                                   30,060          29,697
   YAC.Ecom                                  98              --
                                       --------        --------
               Consolidated            $ 30,543        $ 30,070
                                       ========        ========
Noncurrent assets:
   Holdings                            $  2,358        $  2,512
   YAC                                   12,520          13,080
   YAC.Ecom                                  --              --
                                       --------        --------
               Consolidated            $ 14,878        $ 15,592
                                       ========        ========
Current liabilities:
   Holdings                            $     --        $     --
   YAC                                   28,794          30,110
   YAC.Ecom                                 106              --
                                       --------        --------
               Consolidated            $ 28,900        $ 30,110
                                       ========        ========
Noncurrent liabilities:
   Holdings                            $     --        $     --
   YAC                                   80,000          80,391
   YAC.Ecom                                  --              --
                                       --------        --------
               Consolidated            $ 80,000        $ 80,391
                                       ========        ========

                                      XVII

The Notes are not redeemable at the option of YAC prior to February 15, 2002. Subsequent to that date, the Notes are redeemable, in whole or in part, at the option of YAC at the following redemption prices set forth herein, plus accrued and unpaid interest to the date of redemption set forth below:

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

The Notes are not subject to any sinking fund requirement. The Notes are general unsecured obligations of YAC and are subordinated in right of payment to all existing and future senior indebtedness of YAC, including indebtedness under the Credit Facility (see below).

The indenture under which the Notes were issued contains certain covenants with respect to YAC and any future subsidiaries that will restrict, among other things, the incurrence of additional indebtedness, the payment of dividends and other restricted payments, the creation of certain liens, the use of proceeds from sales of assets and subsidiary stock, and transactions with affiliates. The indenture also restricts the Company's ability to consolidate or merge with or into, or to transfer all or substantially all of its assets to, another entity. The Company was in compliance with all such covenants as of December 31, 1999.

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

The Credit Facility is secured by a first priority security interest in the accounts receivable and related general intangibles of YAC. The Credit Facility includes certain restrictive covenants including restriction of acquisitions, investments, dividends and other indebtedness (including capital leases). Additionally, the Credit Facility contains a cross default provision with the Notes. The Credit Facility was amended on February 25, 2000 (the Amended Facility). The Amended Facility provides for borrowings to accrue interest, at the option of YAC, at either Norwest's base rate or at an interest rate equal to the London Interbank Offered Rate for Eurodollar deposits for one-, two- or three-month interest periods plus 2.50%. The Amended Facility revises the restrictive covenants to include limitations on capital expenditures, and commencing with the quarter ending December 31, 1999, requires the Company to maintain its Interest Coverage Ratio (as defined in the Amended Facility), determined at the end of each quarter, at not less than 1.35 to 1. The Company was in compliance with or had received waivers for all required covenants as of December 31, 1999. There were no amounts outstanding under the Credit Facility as of December 31, 1999.

10.  SEGMENT REPORTING:

In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company provides consumer interactive processing services for its customers and operates as a single reportable business segment. The Company internally evaluates its business principally by revenue category; however, because of the similar economic

                                     XVIII
characteristics of the operations, including the nature of services and the customer base, those operations have been aggregated following the provisions of SFAS No. 131 for segment reporting purposes.

The following is a summary of the approximate composition of revenues by revenue category for the years ended December 31:

                                            1999           1998           1997
                                           -------        -------        -------
CIP services                               $71,182        $56,510        $60,640
Rebate revenues                              8,505          4,905          3,289
Postage and freight billings                 3,060          3,180          6,156
                                           -------        -------        -------
                                           $82,747        $64,595        $70,085

The Company sells its services to consumer product and consumer service companies. The Company had one customer that represented greater than 10% of revenues in 1997, representing 35.8%. There were no customers that represented greater than 10% of revenues in 1999 or 1998.

11.  RESERVE FOR IVR LEASES:

During the first quarter of 1998, the Company entered into operating leases to increase its interactive voice recording (IVR) capacity. These leases were entered into specifically to meet the estimated requirements of a new customer. Due to a variety of factors, the Company made a decision to terminate its relationship with this customer during the fourth quarter of 1998. As a result, the Company has lease obligations from which it will receive no future economic benefit. During the fourth quarter of 1998, the Company recorded a special charge of $850 to reserve for these future obligations. This amount was recorded as a separate component of operating income in the accompanying consolidated statement of operations and long-term liabilities in the accompanying consolidated balance sheet. There is $391 remaining in the reserve as of December 31, 1999.

12.      STOCK-BASED COMPENSATION PLAN:

During 1999, the Board of Directors approved the Young America Holdings, Inc. 1999 Stock Option Plan (the Plan). The Plan provides for the issuance of options at exercise prices equal to the fair market value on the date of grant, covering up to 338,824 shares of common stock. Certain people are eligible to participate in the Plan.

A summary of the activity under the Plan during 1999 is presented in the table below (shares in thousands):

                                                       Weighted
                                                       Average
                                                       Exercise      Price per
                                       Shares           Price          Share
                                      --------        ---------    -------------
Outstanding at beginning of year
                                            --        $   37.59    $21.76-$65.29
Granted                                313,500            37.59    $21.76-$65.29
Forfeited                              (33,000)           37.59    $21.76-$65.29
                                      --------        ---------    -------------
Outstanding at end of year             280,500        $   37.59    $21.76-$65.29
                                      ========        =========    =============
Exercisable at end of year             140,250        $   21.76    $       21.76
                                      ========        =========    =============

                                      XIX

The Company does not recognize compensation expense in connection with stock option grants because stock options are granted at exercisable prices that equal or exceed the fair market value of the stock at the time the options are granted. Had compensation expense for the Plan been determined under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's pro forma net income would have been as follows:

            Net earnings (loss)
               As reported                                                    $1,492
                                                                              ======
               Pro forma                                                      $1,328
                                                                              ======
               Weighted average fair value per share of options granted       $1.50
                                                                              ======

To determine compensation cost under the fair value method, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

Principal assumptions used in applying the Black-Scholes option pricing model were as follows:

                                                                              1999
                                                                              ----
Risk-free interest rate                                                       4.98%
Expected volatility                                                             --
Expected life in years                                                          3

13.  SUBSEQUENT EVENTS:

ACQUISITION

During January 2000, the Company, though it's wholly owned subsidary, SourceOne Worldwide,Inc., acquired certain assets and assumed certain liabilities of SourceOne Worldwide, LLC for an aggregate purchase of approximately $2,027. This transaction was accounted for using the purchase method of accounting. In addition, during 1999, the Company advanced $375 to SourceOne Worldwide, LLC. These advances are included in prepaid expenses and other in the accompanying consolidated balance sheet. These advances were forgiven in conjunction with the acquisition.

                                       XX

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


                                    PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


         The executive officers and directors of Young America and Holdings are as follows:

                 NAME                                                   AGE             POSITION(S)
                 ----                                                   ---       -----------------------
                 Charles D. Weil.............................            55       President, Chief Executive Officer and Director

                 Glenn McKenzie..............................            47       Chairman of the Board of Directors

                 Roger D. Andersen...........................            46       Vice President of Finance, Chief
                                                                                  Financial Officer, Treasurer and
                                                                                  Secretary

                 J. David Basto..............................            27       Director

                 Jay F. Ecklund..............................            63       Director

                 J. Mark A. MacDonald........................            43       Director

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

         GLENN MCKENZIE has been a director of Young America and Holdings since November 1999. Mr. McKenzie founded Alpha Investments, Inc. in 1991, and has been a consultant for DBCP since September 1999. Prior to such time, Mr. McKenzie was an operating affiliate with McCown De Leeuw and Company. Preceding Alpha Investments, he was a founding general partner of HMA Investments, Inc., a private investment firm focused on middle market management buyouts. Mr. McKenzie is a director of Fibermark Inc., Exeter Health Resources, and Distribution Associates, Inc. Mr. McKenzie has a B.A. degree and an MBA degree from the University of North Carolina.

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

         J. DAVID BASTO has been a director of Young America and Holdings since November 1999. Mr. Basto, an Associate at DBCP, joined DBCP's predecessor, BT Capital Partners, Inc, in August 1998. Prior to joining DBCP, Mr. Basto was an associate at Juno Partners, a private investment and advisory firm from 1997 to 1998. Mr. Basto was a senior analyst in the mergers and acquisitions group of Tucker Anthony's investment banking department from 1994 to 1997. Mr. Basto holds a B.A. degree from the University of Virginia.

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

         J. MARK A. MACDONALD has been a Portfolio Manager with the Merchant Banking Group of OTPPB since 1995. From 1991 to 1995, Mr. MacDonald was a partner with Enterprise Management Group/Premier Capital where he provided investment management, corporate development, restructuring and financial and fiscal advisory services to corporate and other clients. Mr. MacDonald also serves on the boards of directors of AT&T Canada Inc. and Q/Media Services Corporation. He has been a director of Holdings since the Recapitalization.


         All of the outstanding capital stock of Young America is owned by Holdings. Accordingly, each director on the board of directors of Young America is nominated and elected by Holdings. Currently Messrs. McKenzie, MacDonald, Ecklund, Basto and Weil serve as directors of Young America. Young America has an executive committee comprised of Messrs. McKenzie, MacDonald and Weil.

         The members of Holdings' Board of Directors are nominated pursuant to the terms of a stockholders' agreement executed in connection with the Recapitalization. Under the Stockholders' Agreement, DBCP is entitled to designate two directors to Holdings' Board of Directors, each of OTPPB and Jay
F. Ecklund is entitled to designate one director and Holdings' chief executive officer serves as a director. In addition, DBCP and OTPPB are entitled to designate jointly up to three independent directors to the Board of Directors. Currently Messrs. McKenzie, MacDonald, Ecklund, Basto and Weil serve as directors of Holdings.

COMMITTEES OF THE BOARD OF DIRECTORS

         The Stockholders' Agreement provides for the creation of a three-person executive committee of Holdings' Board of Directors (the "Executive Committee"). Under the terms of the Stockholders' Agreement, the Executive Committee is to include the Chief Executive Officer of Holdings, one director appointed by DBCP and one director appointed by OTPPB. Currently Messrs. McKenzie, MacDonald and Weil serve on the Executive Committee. In addition, the Board of Directors has a compensation committee (the "Compensation Committee") that determines compensation for executive officers of the Company and that will administer any stock option plan adopted by Holdings. Currently Messrs. McKenzie, MacDonald and Weil serve on the Compensation Committee. At such time as DBCP and OTPPB take action to nominate and elect one or more independent directors to the Board of Directors, the Board of Directors will create an audit committee (the "Audit Committee") and will appoint one or more independent directors to such Audit Committee. The Audit Committee will review the scope and results of audits and internal accounting controls and all other tasks performed by the independent public accountants of the Company.

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

ITEM 11.   EXECUTIVE COMPENSATION

    The following table sets forth the compensation for the years ended December 31, 1999, 1998, and 1997 for the Company's Chief Executive Officer and the Company's Vice President of Finance and Chief Financial Officer (the "Named Executive Officers"). No other person serving as an executive officer of the Company at December 31, 1999 received in excess of $100,000 in total compensation in 1999.

                           SUMMARY COMPENSATION TABLE

                                                                                       LONG-TERM COMPENSATION
                                                            ANNUAL COMPENSATION       ------------------------
                                                         --------------------------     OPTIONS        LTIP          ALL OTHER
NAME AND PRINCIPAL POSITION                FISCAL YEAR    SALARY           BONUS        GRANTED      PAYOUTS(2)   COMPENSATION(3)
---------------------------                ------------- ----------      ----------   -----------   -----------   ---------------
Charles D. Weil .......................        1999      $  315,000      $  244,125      34,000      $  897,002   $    7,283
  President and Chief Executive Officer
                                               1998      $  300,000              --          --      $   34,120   $   13,973
                                               1997      $  264,133      $1,161,000          --      $9,718,082   $   23,708

Roger D. Andersen .....................        1999      $  210,000      $   81,375      20,000              --   $  135,557
  Vice President of Finance,
  Chief Financial Officer,
  Secretary and Treasurer (1)
                                               1998      $   18,314              --          --              --           --

------------

(1) Mr. Andersen's compensation for 1998 reflects compensation from the date of his hire in November 1998 through the end of the year.

(2) LTIP payments include a payments made to Mr. Weil under the Old Employment Agreement (as defined below) upon release of the funds in escrow related to the Recapitalization.

(3) Other compensation includes contributions to defined contribution plans and payments related to taxable insurance benefits paid on behalf of Mr. Weil and Mr. Andersen, as well as a $20,000 signing bonus and $109,855 of relocation expense reimbursement and tax gross-up paid to Mr. Andersen in 1999.

     The following table sets forth information regarding options to acquire Class C Common Stock granted during 1999 by Holdings to the Named Executive Officers. The hypothetical present values of stock options granted in 1999 are calculated under a Black-Scholes model, a mathematical formula used to value options. The actual amount, if any, realized upon the exercise of stock options will depend upon the amount by which the market price of Holdings Class C Common Stock on the date of exercise exceeds the exercise price. There is no assurance that the hypothetical present values of stock options reflected in this table will actually be realized.


         OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                              Individual Grants
                                              -----------------
                                         Number of          % of Total
                                        Securities         Options/SARs     Exercise                         Hypothetical
                                        Underlying          Granted to       or Base                          Grant Date
                                       Options/SARs        Employees in       Price                         Present Value $
Name                                      Granted          Fiscal Year       ($/Sh)      Expiration Date          (4)
-----------------------------------------------------------------------------------------------------------------------------
Charles Weil                         17,000(1)                 5.4%           $21.76      03/31/2009            $50,150

                                      8,500(2)                 2.7%           $43.52      03/31/2009                  0

                                      8,500(3)                 2.7%           $65.28      03/31/2009                  0


Roger Andersen
                                    10,000(1)                  3.2%           $21.76      03/31/2009             $29,500

                                     5,000(2)                  1.6%           $43.52      03/31/2009                   0

                                     5,000(3)                  1.6%           $65.28      03/31/2000                   0


1.       These options are currently exercisable.

2.       These options become exercisable on November 25, 2000.

3.       These options become exercisable on November 25, 2001.

4. The Black-Scholes model used to calculate the hypothetical values of options for the Class C Common Stock of Holdings at the date of grant considers a number of factors to estimate the option's present value. These factors include: (i) the stock's volatility prior to the grant date; (ii) the exercise period of the option; (iii) interest rates; and
         (iv) the stock's expected divided yield. The assumptions used in the valuation of the options for the Class C Common Stock were: (a) stock price volatility of 0%; (b) exercise period of 3 years; (c) interest rate of 4.98% (based on the risk-free interest rate on U.S. Treasury Strips (stripped of coupon interest) on the date of grant, assuming the same term to maturity); (d) and dividend yield of 0%.

     The following table sets forth information regarding the exercise and value of stock options held by the Named Executive Officers.

                    AGGREGATED OPTION/SAR EXERCISES IN LAST
                    FISCAL YEAR AND FY-END OPTION/SAR VALUES

                                                                            Number of
                                                                            Securities        Value of
                                                                            Underlying      Unexercised
                                                                            Unexercised     In-the-Money
                                                                            Options/SARs    Options/SARs
                                                                            at FY-End (#)   at FY-End ($)
                                 Shares Acquired on                         Exercisable/     Exercisable/
Name                             Exercise (#)          Value Realized($)    Unexercisable   Unexercisable
---------------------------------------------------------------------------------------------------------
Charles D. Weil                                    0                  0       34,000          $.00 (1)


Roger D. Andersen                                  0                  0       20,000          $.00 (1)


1. On December 31, 1999, the per share exercise price exceeded the fair market value of the Company's Class C common stock (based on the valuation formula used by the Company in valuing the Class A Redeemable Common Stock).


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

Roger D. Andersen

          Effective December 2, 1998 the Company and Roger D. Andersen entered into an employment agreement (the "Andersen Employment Agreement") pursuant to which Mr. Andersen has agreed to serve as Chief Financial Officer of YAC. The Andersen Employment Agreement has a twelve-month term, subject to automatic twelve-month renewals on each anniversary date thereafter, if not canceled by either party. Base compensation under the Andersen Employment Agreement is $210,000 per year, and such amount will increase at a minimum of 3% per year on the anniversary date of such agreement. The Company will reimburse Mr. Andersen for expenses related to the relocation of his family to Minnesota. In addition, Mr. Andersen received a $20,000 signing bonus that was paid in January 1999. Mr. Andersen is eligible to participate in the Company's Management Incentive Plan, Profit Sharing Plan and Employee Stock Option Plan. If the Company terminates Mr. Andersen without cause, he is entitled to receive his base salary for twelve months and an additional lump sum severance payment up to an amount of $210,000 based on the performance of the Company and Mr. Andersen's years of service with the Company. If Mr. Andersen terminates his employment for good reason after three years of continuous employment with the Company, he is entitled to 50% of his annual base salary payable in six equal monthly installments.

EMPLOYEE STOCK OPTION PLAN

      In March 1999, Holdings adopted an employee stock option plan (the "Stock Option Plan") that authorizes the issuance of options to purchase shares of non-voting Class C Common Stock of Holdings. Pursuant to the Stock Option Plan, the Compensation Committee is authorized to grant 338,824 options to purchase Class C Common Stock, representing 15% of the fully-diluted Common Stock of Holdings, to employees of the Company. The Stock Option Plan is a time vesting plan with 25% of the options vested on the date of grant and an additional 25% vesting on each anniversary of the date of grant for the next three years. The options granted under the Stock Option Plan are not intended to qualify as "incentive stock options" under the provisions of Section 422 of the Internal Revenue Code of 1986, as amended. The administration of the Stock Option Plan, the selection of participants and the form and the amounts of the grants are within the sole discretion of the Compensation Committee.

ANNUAL MANAGEMENT INCENTIVE PLAN

    The Company has implemented an annual bonus plan (the "Annual Management Incentive Plan") for certain employees (including Messrs. Weil and Andersen) pursuant to which eligible members of management will each be entitled to receive predetermined percentages of their base salaries if the Company's EBITDA (as defined in the Annual Management Incentive Plan) exceeds certain targets, or in the case of certain eligible employees, the satisfaction of certain personal performance targets are achieved. The terms of the Annual Management Incentive Plan utilized during any year and the eligible employees under each plan are within the sole discretion of the Compensation Committee of the Board of Directors. Payments totaling $968,000 were made under the plan in respect to the year 1999, and no payments were made under the plan in respect to the year 1998.

EMPLOYEE 401(K)/PROFIT-SHARING PLAN

    The Company sponsors a qualified 401(k)/profit-sharing plan under which eligible employees (as defined in the plan document) are entitled to share in a bonus pool (with each eligible employee sharing in the pool pro-rata based upon such employee's base salary) if the Company's EBITDA exceeds a predetermined target level established annually by the Compensation Committee of the Board of Directors. Payments of $610,000 were made under the plan in respect to the year 1999, and no payments were made under the plan in respect to the year 1998.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    All of the outstanding capital stock of Young America is owned by Holdings as of March 15, 2000. The following table sets forth certain information regarding the beneficial ownership of the Class A Common Stock of Holdings as of March 15, 2000 by (i) each person known by Holdings to own beneficially more than 5% of the outstanding shares of Class A Common Stock, (ii) each person who is a director of Holdings or Young America, (iii) each Named Executive Officer and (iv) all directors and executive officers of Holdings or Young America as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

                                                                       PERCENTAGE OF
                                             NUMBER OF SHARES OF    OWNERSHIP OF CLASS A
NAME AND ADDRESS                           CLASS A COMMON STOCK(1)      COMMON STOCK
----------------                           -----------------------  --------------------
DB Capital Partners, Inc.(2) ............        1,029,445(3)               59.7%
Ontario Teachers' Pension Plan Board(2) .          387,923(4)               30.0
Jay F. Ecklund(2) .......................          134,400                  10.5
Glenn McKenzie(2)(5) ....................        1,029,445(3)               59.7
J. Mark A. MacDonald(2)(6) ..............          387,923(4)               30.0
J. David Basto (2)(5) ...................        1,029,445(3)               59.7
Charles D. Weil(2)(7) ...................          173,221                  13.3
Roger D. Andersen(8) ....................           10,000                   *
All directors and executive officers as a
  Group(5)(6)(9) (6 persons) ............        1,734,989(3)(4)            98.5

* Denotes less than 1%
------------

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

(2) The address of DBCP, Messrs. McKenzie and Basto is 130 Liberty Street, New York, New York 10006; the address of OTPPB and Mr. MacDonald is 5650 Yonge Street, North York, Ontario Canada M2M 4H5; the address of Messrs. Weil and Andersen is 717 Faxon Road, Young America, Minnesota 55397 and the address of Jay F. Ecklund is Pier 66 Resort & Marina, 2301 Southeast 17th Street, Ft. Lauderdale, Florida 33316. DBCP is the private equity investing arm of, and a wholly owned subsidiary of, Deutsche Bank Group. It was previously owned by Bankers Trust Corporation and operated as BT Capital Partners, Inc.

(3) (3) Includes 442,884 shares of Class B Common Stock that are convertible into Class A Common Stock. The Class B Common Stock generally is not entitled to vote; however, as described below, upon the occurrence of certain events, the Class B Common Stock will (except as otherwise required by applicable law) be entitled to vote with the Class A Common Stock, voting together as a single class, on all matters to be voted on by Holdings' shareholders.

(4) Includes 9,650 shares of Class C Common Stock that are convertible into Class A Common Stock. If OTPPB were to convert all 172,727 of the shares of Class C Common Stock its holds into shares of Class A Common Stock, it would hold approximately 37.9% of the outstanding voting capital stock of Holdings. However, OTPPB has advised Holdings that OTPPB is prohibited by law from owning more than 30.0% of the outstanding voting capital stock of any company.

(5) Mr. McKenzie is a consultant for DBCP, Mr. Basto is an Associate of DBCP. Mr. McKenzie and Mr. Basto disclaims any beneficial ownership of the shares of Holdings held by DBCP.

(6) Mr. MacDonald is a Portfolio Manager of OTPPB. Mr. MacDonald disclaims any beneficial ownership of the shares of Holdings held by OTPPB.

(7) Includes 17,000 shares of Class C Common Stock that currently may be acquired upon exercise of options. Such shares of Class C Common Stock will be convertible into Class A Common Stock.

(8) Consists of shares of Class C Common Stock that currently may be acquired upon exercise of options. Such shares of Class C Common stock will be convertible into Class A Common Stock.

(9) Includes 27,000 shares of Class C Common Stock that currently may be acquired upon exercise of options. Such shares of Class C Common Stock will be convertible into Class A Common Stock.



DESCRIPTION OF CAPITAL STOCK; SBIC RESTRICTIONS ON DBCP

    Young America's capital stock consists of 1,000 shares of common stock, all of which have been issued and are outstanding and are held of record by Holdings. Holdings' Common Stock consists of three classes, Class A Common Stock, Class B Common Stock and Class C Common Stock. As of March 15, 1999, there were 1,293,133 shares of Class A Commons Stock of which 37,678 constitute Redeemable Class A Common Stock, 442,884 shares of Class B Common Stock, and 172,727 shares of Class C Commons Stock. Except as set forth below, the rights of the three classes of Common Stock are the same. Under most circumstances, only the Class A Common Stock has voting rights, however, (i) the affirmative vote of a majority of the total number of shares of Class B Common Stock voting at a meeting at which a quorum is present, voting separately as a class, is required for the issuance or sale of additional shares of Class B Common Stock, the reclassification, cancellation or retirement of the Class B Common Stock or any amendment, waiver or corporate transaction that adversely affects the Class B Common Stock and (ii) the affirmative vote of a majority of the total number of shares of Class C Common Stock voting at a meeting at which a quorum is present, voting separately as a class, is required for the issuance or sale of additional shares of Class C Common Stock, the reclassification, cancellation or retirement of the Class C Common Stock or any amendment, waiver or corporate transaction that adversely affects the Class C Common Stock. Regulated Holders (as defined in Holdings' Articles of Incorporation) who hold shares of Class A Common Stock may convert such shares into shares of Class B or Class C Common Stock at any time. Regulated Holders who hold shares of Class B Common Stock or Class C Common Stock may convert such shares into shares of Class A Common Stock at any time such conversion is permitted under law.

    As a licensed small business investment company (an "SBIC"), DBCP is subject to certain restrictions imposed upon SBICs by the regulations established and enforced by the United States Small Business Administration. Among these restrictions are certain limitations on the extent to which an SBIC may exercise control over companies in which it invests. As a result of these restrictions, unless certain events occur, DBCP may not own or control a majority of the outstanding voting stock of Holdings or designate 50% or more of the members of the Board of Directors. Accordingly, while DBCP owns a majority of the Common Stock of Holdings, DBCP owns less than a majority of Holdings' voting stock. Each share of Class B Common Stock (all of which is held by DBCP) will be entitled to vote, at the option of DBCP, with the Class A Common Stock, voting together as a single class, on all matters to be voted on by Holdings' shareholders (except as otherwise required by applicable law) following the occurrence of any of the following events: (i) Charles D. Weil shall cease to be employed by the Company for any reason; (ii) Holdings shall not have completed a public offering of its Common Stock meeting certain requirements by the fifth anniversary of the Recapitalization Date; (iii) the Company or the Selling Stockholders shall default on any of the material terms of the Recapitalization;
(iv) any representation or warranty made by Holdings or the Selling Stockholders with respect to the Recapitalization shall prove to have been materially false;
(v) an Approved Sale (as defined below) has been proposed to the Board of Directors and such sale is not approved, for whatever reason, by the Board of Directors within three days of such proposal; or (vi) other circumstances that reasonably threaten the investment of DBCP or its assignees.

STOCKHOLDERS' AGREEMENT

    In connection with consummation of the Recapitalization, Holdings, DBCP, OTPPB, Jay F. Ecklund and the Management Stockholders (collectively, the "Stockholders") entered into a stockholders' agreement (the "Stockholders' Agreement"). The Stockholders' Agreement contains certain restrictions with respect to the transferability of Holdings' capital stock and contains a grant by Holdings to the Stockholders of preemptive rights to subscribe for future issuances of its capital stock and securities convertible or exercisable for capital stock, subject to certain exceptions. The Stockholders' Agreement also includes provisions regarding designation of members of the Board of Directors and other voting arrangements. The Stockholders' Agreement will terminate upon the earlier of the completion of an Approved Sale or a public offering of Holdings' Common Stock meeting certain requirements.

    The Stockholders' Agreement provides that Holdings' Board of Directors will consist of at least five but no more than eight directors. Under the Stockholders' Agreement, DBCP will be entitled to appoint two directors, each of OTPPB and Jay F. Ecklund will be entitled to appoint one director and Holdings' Chief Executive Officer of Holdings' will serve as one director. Directors appointed by any party pursuant to the Stockholders' Agreement may also be removed by such party with or without cause. In addition, DBCP and OTPPB will be entitled to designate jointly up to three independent directors. The Stockholders' Agreement provides for the creation of a three-person executive committee of the Board of Directors which will include the Chief Executive

Officer of Holdings, one director appointed by DBCP and one director appointed by OTPPB. The Stockholders' Agreement also provides that all committees of the Board of Directors will include at least one director appointed by DBCP and at least one director appointed by OTPPB.

    The Stockholders' Agreement provides that certain corporate actions of Holdings or any subsidiary of Holdings will require the affirmative vote of a majority of the shares currently held by OTPPB. These actions (with certain limited exceptions) include (i) mergers, consolidations or recapitalizations,
(ii) public offerings or issuances of capital stock, (iii) repurchases of and dividends on capital stock, (iv) acquisitions, sales or investments in any person in excess of $10 million, (v) any dissolution or liquidation, (vi) amendments to or restatements of the Articles of Incorporation or By-laws of Holdings, (vii) incurrences of indebtedness or liens in excess of $10 million in the aggregate or modifications of the terms of any existing indebtedness, (viii) capital expenditures in excess of $10 million in any one year, (ix) transactions with affiliates other than at arms-length and (x) any change in the primary business of the Company. Consistent with DBCP's majority ownership interest in the Company, the Stockholders' Agreement provides that each of the above corporate actions will require the affirmative vote of a majority of the shares currently held by DBCP; provided, however, that with respect to such actions, there is no minimum amount that must be met to trigger the requirement for such consent. In addition, Holdings is required to obtain the affirmative vote of a majority of the shares currently held by DBCP to revise or amend any employment contract with senior management or to amend, modify or supplement the Employee Stock Option Plan.

    The Stockholders' Agreement provides for certain restrictions on the sale by the Stockholders of their equity interests in Holdings. Unless a transfer is to Holdings or an affiliate of the Stockholder, no Stockholder may transfer his or its capital stock of Holdings without the prior permission of DBCP. In addition, with respect to any permitted transfer (other than a transfer to an affiliate) by any particular Stockholder under the Stockholders' Agreement, each other Stockholder will be permitted to transfer to the proposed transferee his or its pro rata share of such securities at the price and on the other terms of the proposed transfer.

    The Stockholders' Agreement provides that, subject to certain limitations, if at any time DBCP approves the sale of all of the capital stock of Holdings or the sale of all or substantially all of the assets of Holdings (each an "Approved Sale"), then each other Stockholder shall agree to and comply with the terms of such sale.

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

As of March 15, 2000, Holdings had repurchased 21,505 shares of stock under such agreements at a total purchase price of $406,750.

REGISTRATION RIGHTS AGREEMENT; RIGHTS OF JAY F. ECKLUND

    In connection with the Recapitalization, Holdings, DBCP, OTPPB and Mr. Ecklund entered into an equity registration rights agreement (the "Equity Registration Rights Agreement"). The Equity Registration Rights Agreement grants the Stockholders party thereto demand and incidental registration rights with respect to shares of capital stock held by them, which rights will be exercisable at any time after an initial public offering of Holdings' common stock. In addition, DBCP may cause Holdings to conduct an initial public offering at any time. OTPPB may cause Holdings to conduct an initial public offering at any time following the sixth anniversary of the Recapitalization. The Equity Registration Rights Agreement contains customary terms and provisions with respect to the registration rights contained therein.

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


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

OFFERING OF THE OLD NOTES

    The Company sold the Old Notes to BT Alex Brown ("BTAB"), an affiliate of DBCP, who resold the Old Notes to qualified institutional investors in reliance on Rule 144A under the Securities Act. In connection with the sale of the Old Notes to BTAB, the Company granted BTAB a discount on the purchase price of the Old Notes in the amount of $2.4 million.

BRIDGE FACILITY

    In connection with the Recapitalization, Holdings entered into a Senior Credit Agreement with Bankers Trust Company, as agent ("BTCo"), and Bankers Trust New York Corporation, as initial lender ("BTNY"), to provide the Bridge Facility. BTCo and BTNY are affiliates of DBCP. BTNY subsequently assigned a portion of the indebtedness under the Bridge Facility to other institutional investors. For arranging and providing the Bridge Facility, BTCo and BTNY received fees aggregating approximately $2.4 million. Portions of the fees were paid by BTNY to the other institutional investors to which the indebtedness was assigned. BTNY received a proportionate share of amounts loaned by Young America to Holdings that were applied to the repayment of the Bridge Facility based on the portion of the Bridge Facility which BTNY held as of consummation of the offering of the Old Notes.

ADDITIONAL PAYMENTS RELATED TO THE RECAPITALIZATION

    Pursuant to the terms of the agreement relating to the Recapitalization (the "Recapitalization Agreement"), Holdings made an additional payment of approximately $692,000 to the Selling Stockholders and certain employees of the Company during the second quarter of 1998. Such payment was based upon the final determination of total stockholders equity (as defined) of Holdings as of October 31, 1997 and Holdings' profits or losses (as defined) for the period ended on the Recapitalization Date. An escrow account in the amount of $6 million was established by the Company under the Recapitalization Agreement for the benefit of the Investor Group. There were no indemnification claims made against the account and the total amount of the escrow was paid to the Selling Stockholders in the second quarter of 1999. Also in connection with the Recapitalization, Holdings is obligated to make additional payments to its former majority shareholders subject to Holdings achieving certain targets defined in the Recapitalization Agreement. To the extent Cumulative Excess Free Cash Flow (as defined in the Recapitalization Agreement) of the Company for the four-year period ending December 31, 2001 exceeds $93.0 million, Holdings is required to make an additional purchase price payment equal to 20% of such excess, subject to a maximum amount payable of $15.0 million. Under separate agreements with Mr. Weil, Mr. Stinchfield, Mr. Ferguson and the Selling Stockholders, a portion of this additional purchase price payment will be payable to such individuals. Such payments will vary depending on the Cumulative Excess free Cash Flow of the Company for the four-year period ending December 31, 2001 (or an earlier date in the case of a sale of the Company). Any payments made to management will result in compensation charges to the Company in the period the amount becomes determinable.

MANAGEMENT AGREEMENT AND TRANSACTION EXPENSES

    In connection with the Recapitalization, Holdings, DBCP and OTPPB entered into a management agreement (the "Management Agreement") relating to certain services to be provided to the Company in the future by DBCP and OTPPB. Under the Management Agreement, DBCP and OTPPB will provide the Company with, among other services, financial and strategic planning and management consulting services throughout the term of the Stockholders' Agreement. In consideration for the services provided to the Company under the Management Agreement, Holdings will pay annual fees of $187,500 and $62,500 to DBCP and OTPPB, respectively. Such fees were expensed and accrued in 1999 and 1998, but to date, no payments have been made under this agreement. Also in connection with the Recapitalization, the Company paid DBCP and OTPPB one-time transaction fees of $1,125,000 and $375,000, respectively, and reimbursed or paid expenses (including legal, consulting and accounting fees and expenses) of DBCP and OTPPB of approximately $1,000,000 and $50,000, respectively, incurred by such entities in connection with the Recapitalization.

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

    Holdings was a party to a Put Option Agreement with Jay F. Ecklund, a director of Holdings and is a party to the Equity Registration Rights Agreement with DBCP, OTPPB and Mr. Ecklund. See Note 5 of the audited consolidated financial statements.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


The following documents are filed as part of this form 10-K:

1.       Financial Statements:

     The Consolidated Financial Statements, related notes and Report of Independent Accountants are set forth in Item 8 of this Annual Report on Form 10-K.

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

         3.2 Amended and Restated Articles of Incorporation of Holdings (incorporated by reference to Exhibit 3.2 of the S-4 Registration Statement).

         3.3      Bylaws of Young America (incorporated by reference to Exhibit
                  3.3 of the S-4 Registration Statement).

         3.4      Restated Bylaws of Holdings (incorporated by reference to
                  Exhibit 3.4 of the S-4 Registration Statement).

         4.1 Indenture dated as of February 23,1998 for the Notes (including the form of New Note attached as Exhibit B thereto) among Young Amercia, Holdings and Marine Midland Bank, as Trustee (incorporated by reference to Exhibit 4.1 of the S-4 Registration Statement).

         4.2 Registration Rights Agreement dated as of February 23, 1998 among Young America Holdings and the Initial Purchaser (incorporated by reference to Exhibit 4.2 of the S-4 Registration Statement).

         10.1 Recapitalization Agreement dated November 25, 1997 among Holdings, Jay F. Ecklund ("Ecklund"), John F. Ecklund 1995 Irrevocable Trust, Sheldon McKensie Ecklund 1995 Irrevocable Trust, John F. Ecklund 1997 Irrevocable Trust, Sheldon McKensie Ecklund 1997 Irrevocable Trust, Jay F. Ecklund 1997 Irrevocable Trust (the "Ecklund Trusts") and DBCP (incorporated by reference to Exhibit 10.1 of the S-4 Registration Statement).

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

         10.4 Stock Purchase Agreement dated November 25, 1997 between Holdings and DBCP (incorporated by reference to Exhibit 10.4 of the S-4 Registration Statement).

         10.5 Stock Purchase Agreement dated November 25, 1998 between Holdings and OTPPB (incorporated by reference to Exhibit 10.5 of the S-4 Registration Statement).

         10.6 Stockholders' Agreement dated as of November 25, 1997 among Holdings, DBCP, OTPPB and Ecklund (incorporated by reference to Exhibit 10.6 of the S-4 Registration Statement).

         10.7 Amended and Restated Registration Rights Agreement dated as of July 31, 1998 among Holdings, DBCP, OTPPB and Ecklund (incorporated by reference to Exhibit 10.7 of the S-4 Registration Statement).

         10.8 Purchase Agreement dated as of February 18, 1998 among Young America, Holdings and BTAB (incorporated by reference to Exhibit 10.8 of the S-4 Registration Statement).

         10.9 Management Fee Agreement dated as of November 25, 1997 among Holdings, DBCP and OTPPB (incorporated by reference to Exhibit
                  10.9 of the S-4 Registration Statement).

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

         10.12 Employment Agreement dated November 24, 1997 between Holdings and Charles D. Weil (incorporated by reference to exhibit
                  10.13 of the S-4 Registration Statement).

         10.13 Voluntary Resignation Agreement dated October 1, 1998 between Holdings, Young America and L. Joseph Kulas (incorporated by reference to exhibit 10.15 of the Form 10K for the period ended December 31, 1998).

         10.14 Employment Agreement dated as of December 2, 1998 between Young America and Roger D. Andersen. (incorporated by reference to exhibit 10.16 of the Form 10K for the period ended December 31, 1998).

         10.15 1997 Management Recognition, Transition and Equity Bonus Plan of Holdings dated November 25, 1997 (incorporated by reference to exhibit 10.15 of the S-4 Registration Statement).

         10.16 Credit Agreement dated April 7, 1998 between Young America and Norwest Bank Minnesota, National Association (incorporated by reference to exhibit 10.18 of the S-4 Registration Statement).

         10.17 First Amendment to Credit Agreement dated November 16, 1998 between Young America and Norwest Bank Minnesota, National Association (incorporated by reference to exhibit 10.1 of the Form 10Q/A for the quarter ended September 30, 1998).

         10.18 Second Amendment to Credit Agreement dated March 12, 1999. (incorporated by reference to exhibit 10.21 of the Form 10K for the period ended December 31, 1998).

         10.19 Senior Credit Agreement dated as of November 25, 1997 among Young America, Holdings , the Lenders names therein and Bankers Trust Company (incorporated by reference to exhibit
                  10.26 of the S-4 Registration Statement).

         10.20 Non-Competition Agreement dated as of November 25, 1997 among Holdings, Ecklund and the other individuals listed on the signature pages thereto (incorporated by reference to exhibit
                  10.25 of the S-4 Registration Statement).

         10.21 Release and Indemnity Agreement dated as of November 21, 1997 among Holdings, Ecklund, the Ecklund Trusts, Albert O. Foster, Jerome J. Jenko, Thomas O. Moe, and R. Gary St. Marie (incorporated by reference to exhibit 10.28 of the S-4 Registration Statement).

         10.22 Young America Holdings, Inc. 1999 Stock Option Plan. (incorporated by reference to exhibit 10.29 of the Form 10K for the period ended December 31, 1998).

         10.23    Third Amendment to Credit Agreement dated February 25, 2000.

         12.1     Statement re: computation of ratios.

         21.1     Subsidiaries of the Registrants.

         27.1     Financial Data Schedule


4.       Form 8-K:

         No reports on Form 8-K were filed by the Registrants during the last quarter of the period covered by this Report on Form 10-K

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


                                    Young America Holdings, Inc

                                    By: /s/ Charles D. Weil
                                       ________________________________
                                    Name: Charles D. Weil
                                    Title: President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the 29th day of March , 2000 by the following persons on behalf of the registrant and in the capacities indicated.

                           SIGNATURE                                                       TITLE
                           ---------                                                       -----
                   /s/ Charles D. Weil
         _______________________________________                        President, Chief Executive Officer and Director
                    Charles D. Weil                                              (principal executive officer)


                 /s/ Roger D. Andersen
         _______________________________________                        Vice President of Finance, Treasurer, Secretary
                   Roger D. Andersen                                             and Chief Financial Officer
                                                                         (principal financial and accounting officer)


                 /s/ Glenn McKenzie
         _______________________________________                                Chairman of the Board
                   Glenn McKenzie

         _______________________________________                                        Director
                    Jay F. Ecklund

                  /s/ J. Mark A. MacDonald
         _______________________________________                                        Director
                  J. Mark A. MacDonald

                  /s/ J. David Basto
         _______________________________________                                        Director
                    J. David Basto

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    Young America Corporation

                                    By: /s/ Charles D. Weil
                                       ________________________________
                                    Name: Charles D. Weil
                                    Title: President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the 29th day of March , 2000 by the following persons on behalf of the registrant and in the capacities indicated.

                           SIGNATURE                                                       TITLE
                           ---------                                                       -----
                   /s/ Charles D. Weil
         _______________________________________                        President, Chief Executive Officer and Director
                    Charles D. Weil                                              (principal executive officer)


                 /s/ Roger D. Andersen
         _______________________________________                        Vice President of Finance, Treasurer, Secretary
                   Roger D. Andersen                                             and Chief Financial Officer
                                                                         (principal financial and accounting officer)


                 /s/ Glenn McKenzie
         _______________________________________                                Chairman of the Board
                   Glenn McKenzie

         _______________________________________                                        Director
                    Jay F. Ecklund

                  /s/ J. Mark A. MacDonald
         _______________________________________                                        Director
                  J. Mark A. MacDonald

                  /s/ J. David Basto
         _______________________________________                                        Director
                    J. David Basto