Form 10-Q
period 2000-03-31
YOUNG AMERICA CORP; YOUNG AMERICA HOLDINGS INC
filed 2000-05-11
CIK 1058951, 1058952

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          -----------------------------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X             No
    The number of shares outstanding of the registrant's common stock as of May 11, 2000, was 1,890,686.

================================================================================

                          YOUNG AMERICA HOLDINGS, INC.
                            YOUNG AMERICA CORPORATION

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2000

                                      INDEX


PART I.  FINANCIAL INFORMATION                                                                              PAGE
           Item 1.   Financial Statements

               a)    Consolidated Statements of  Operations
                     for the Three Months Ended March 31, 2000 and 1999..........................................1

               b)    Consolidated Balance Sheets
                     as of March 31, 2000, and December 31, 1999.................................................2

               c)    Consolidated Statements of Cash Flow
                     For the Three Months Ended March 31, 2000 and 1999..........................................3

               d)    Notes to Consolidated Financial Statements..................................................4

           Item 2.   Management's Discussion and Analysis of Financial
                     Condition and Results of Operations........................................................10

           Item 3.   Quantitative and Qualitative Disclosure
                     About Market Risk..........................................................................12


PART II.   OTHER INFORMATION

           Item 1.   Legal Proceedings..........................................................................12

           Item 2.   Changes in Securities & Use of Proceeds....................................................12

           Item 3.   Defaults Upon Senior Securities............................................................12

           Item 4.   Submission of Matters to a Vote of Security Holders........................................12

           Item 5.   Other Information..........................................................................12

           Item 6.   Exhibits and Reports on Form 8-K...........................................................12


SIGNATURES......................................................................................................14


                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                         Young America Holdings, Inc.
                     Consolidated Statements of Operations
                           (in thousands, unaudited)

                                                                              Three Months Ended
                                                                                   March 31,
                                                                  --------------------------------------------
                                                                        2000                       1999
                                                                  ------------------         -----------------
Revenues                                                              $      24,035              $     23,390
Cost of revenues:
   Processing and servicing                                                  16,214                    15,880
                                                                  ------------------         -----------------
                Gross profit                                                  7,821                     7,510
Operating expenses:
   Selling                                                                    1,912                     1,656
   General and administrative                                                 2,885                     2,086
                                                                  ------------------         -----------------
                                                                              4,797                     3,742
                                                                  ------------------         -----------------
                Operating income                                              3,024                     3,768
Other income (expense):
   Interest expense                                                          (2,363)                   (2,337)
   Interest income                                                              192                       185
   Amortization of deferred financing costs                                    (109)                     (109)
   Amortization of goodwill                                                     (18)                        -
   Other                                                                          5                         1
                                                                  ------------------         -----------------
                                                                             (2,293)                   (2,260)
                                                                  ------------------         -----------------
Income (loss) before provision for income taxes                                 731                     1,508
Provision (Benefit) from income taxes                                           271                       558
                                                                  ------------------         -----------------
                Net income (loss)                                     $         460              $        950
                                                                  ==================         =================


                         Young America Holdings, Inc.
                          Consolidated Balance Sheets
               ( in thousands, except for share data, unaudited)

                                                                                         March 31         December 31
                                                                                           2000               1999
                                                                                      --------------      ------------
                                    ASSETS
Current Assets:
   Cash and cash equivalents                                                          $      10,376       $     13,633
   Trade receivables, net                                                                    19,981             14,862
   Supplies inventory                                                                           959                773
   Prepaid expenses and other                                                                 1,317              1,275
                                                                                      --------------      ------------
                         Total current assets                                                32,633             30,543
Property and Equipment, at cost:                                                             22,557             20,262
   Less accumulated depreciation                                                            (13,160)           (12,725)
                                                                                      --------------      ------------
                                                                                              9,397              7,537
Deferred Financing Costs                                                                      2,562              2,677
Deferred Tax Assets                                                                           4,397              4,664
Goodwill (Net)                                                                                  697                -
                                                                                      --------------      ------------
                         TOTAL ASSETS                                                 $      49,686       $     45,421
                                                                                      ==============      ============


                     LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
   Noncleared rebate items                                                            $      16,408       $      8,705
   Accounts payable                                                                           2,421              1,725
   Collections due to and advances from clients                                               5,353              6,823
   Deferred income taxes                                                                      2,198              2,198
   Current portion of capital lease obligations                                                  92
   Accrued expenses
          Interest                                                                            1,188              3,514
          Compensation                                                                        2,272              3,049
          Other                                                                               2,606              2,886
                                                                                      --------------      ------------
                         Total current liabilities                                           32,538             28,900
Senior Subordinated Notes                                                                    80,000             80,000
Other Long-Term Liabilities                                                                     313                -

Commitments and Contingencies (Note 3)

Redeemable Class A Common Stock, 24,766 and 33,726 shares
issued and outstanding                                                                          539                734

Stockholders' Deficit
   Class A common stock, par value $1 per share; 3,000,000 shares authorized,
     1,255,455 shares issued and outstanding                                                  1,255              1,255
   Class B common stock, par value $1 per share; 1,500,000 shares authorized,
     442,884 shares issued and outstanding                                                      443                443
   Class C common stock, par value $1 per share; 1,500,000 shares authorized,
     172,727 shares issued and outstanding                                                      173                173
   Additional paid-in capital                                                                36,156             36,107
   Retained deficit                                                                        (101,731)          (102,191)
                                                                                      --------------      ------------
                                                                                            (63,704)           (64,213)
                                                                                      --------------      ------------

                         TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                  $      49,686       $     45,421
                                                                                      ==============      ============


                         Young America Holdings, Inc.
                     Consolidated Statements of Cash Flows
                           (in thousands, unaudited)


                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                     -------------------------------
                                                                                          2000              1999
                                                                                     --------------    -------------
Operating Activities:
   Net (loss) income                                                                $          460     $        950
   Adjustments to reconcile net (loss) income to net cash
   (used in) provided by operating activities:
      Depreciation and amortization                                                            634              577
      Deferred income taxes                                                                    266              552
      Changes in operating assets and liabilities:
      Trade receivables                                                                     (4,334)         (15,148)
      Supplies inventory                                                                       (63)             146
      Prepaid expenses                                                                          20              (56)
      Non-cleared rebate items                                                               7,702           15,191
      Accounts payable                                                                         122              474
      Collections due to and advances from clients                                          (1,543)           6,214
      Accrued expenses                                                                      (3,688)            (839)
      Other, Net                                                                                (5)            (110)
                                                                                     --------------    -------------
      Net cash provided by (used in) operating activities                                     (429)           7,951
                                                                                     --------------    -------------

Investing Activities
   Acquisition of SourceOne                                                                 (1,652)               -
   Purchases of property and equipment                                                        (999)            (180)
                                                                                     --------------    -------------
      Net cash used in investing activities                                                 (2,651)            (180)
                                                                                     --------------    -------------

Financing Activities:
   Repayment of capital lease obligations                                                      (31)               -
   Redemption of common stock                                                                 (146)             (82)
                                                                                     --------------    -------------
      Net cash used in financing activities                                                   (177)             (82)
                                                                                     --------------    -------------
      Change in cash and cash equivalents                                                   (3,257)           7,689
Cash and Cash Equivalents:
      Beginning of period                                                                   13,633           12,220
                                                                                     --------------    -------------
      End of period                                                                  $      10,376     $     19,909
                                                                                     ==============    =============

Suplemental Disclosures of Cash Flow Information:
      Cash payment for interest                                                      $       4,688     $      4,662
                                                                                     ==============    =============

      Income Taxes Paid                                                              $           4     $          6
                                                                                     ==============    =============

      Assumption of Capital Lease Obligations (see note 2)                           $         446     $          -
                                                                                     ==============    =============

YOUNG AMERICA HOLDINGS, INC.
Notes to Consolidated Financial Statements
(in thousands, except share data - unaudited)
===============================================================================

1. BASIS OF PRESENTATION - PRINCIPLES OF CONSOLIDATION
   The accompanying consolidated financial statements include the accounts of Young America Holdings, Inc. ("Holdings") and its wholly-owned subsidiaries, Young America Corporation ("Young America" or "YAC"), YAC.ECOM, Inc. ("YAC.ECOM"), and SourceOne Worldwide, Inc. ("SourceOne"), (collectively, the "Company"). All significant intercompany items have been eliminated. In the opinion of management, all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2000, and for all periods presented, have been made.


   During the fourth quarter of 1999, the Company revised the presentation of revenues in its Statements of Operations. The Company had previously reported all billed amounts that were priced to include a margin element. These revenues included the full value of rebate payments funded with the Company's working capital and the amount billed to clients for shipping merchandise and mailing checks. The Company now presents as revenues (i) service fees for rendering consumer interaction processing ("CIP") services, (ii) the margin obtained from using working capital to fund client rebate checks (referred to in the industry as "slippage"), and (iii) the margin realized on postage and freight billings as a result of discounts and presorting or other postal cost reduction techniques which are available to the Company due to the large volume of mail and other shipments processed by the company for all of its clients in the aggregate. Revenues previously reported have been revised to conform to the new presentation. Such revisions had no effect on previously reported gross profit, net income (loss) to stockholders' deficit.

   Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that the information included in this Form 10-Q be read in conjunction with Management's Discussion and Analysis and the financial statements and notes thereto included in the Young America Holdings, Inc. Annual Report on Form 10-K for the year ended December 31, 1999.

   Revenues and operating results for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

2. ACQUISITION OF SOURCEONE WORLDWIDE

   In January 2000, the Company, through its wholly owned subsidiary, SourceOne, acquired certain assets and assumed certain liabilities of SourceOne Worldwide LLC, for an aggregate purchase price of approximately $2 million. In addition, in conjunction with the acquisition, obligations of $.4 million to the Company were forgiven. SourceOne provides comprehensive business support and marketing services. SourceOne Worldwide LLC had annual revenues of approximately $5.7 million during the year ended December 31, 1999.

YOUNG AMERICA HOLDINGS, INC.
Notes to Consolidated Financial Statements - (Continued)
(in thousands, except share data - unaudited)
===============================================================================
3. DEBT

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

                 2002...............................105.813%
                 2003...............................103.875
                 2004...............................101.938
                 2005 and thereafter................100.000%

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

YOUNG AMERICA HOLDINGS, INC.
Notes to Consolidated Financial Statements - (Continued)
(in thousands, except share data - unaudited)
===============================================================================

The Credit Facility was last amended on February 25, 2000 (the "Amended Facility"). The Amended Facility revised the restrictive covenants to allow capital expenditures of up to $4 million for the fiscal year ending December 31, 2000. The Amended Facility requires the Company to maintain its Interest Coverage Ratio (as defined in the Amended Facility), determined at the end of each quarter, at not less than 1.0 to 1 for each of the quarters ending March 31, 2000 and June 30, 2000, at not less than 1.1 to 1 for the quarter ending September 30, 2000, at not less than 1.30 to 1 for the quarter ending December 31, 2000, and at not less than 1.35 to 1 for each of the quarters ending March 31, 2001 and thereafter. The Credit Facility requires Young America to meet certain restrictive covenants. The Company was in compliance or received waivers for all such covenants as of March 31, 2000. In addition, the Credit Facility, contains other covenants that, among other things, restrict acquisitions, investments, dividends, liens and other indebtedness, management fees, disposition of assets, change of voting control and guarantees. There were no amounts outstanding under the Amended Facility as of March 31, 2000.



4. CONTINGENCIES

    Litigation
The Company is exposed to asserted and potential unasserted claims encountered in the normal course of business. The Company does not believe the resolution of existing asserted claims will have a material adverse effect on the Company's financial position.

   Leases
   The Company has operating leases for office and warehouse space and equipment. The future minimum payments under these obligations are as follows:
                   Years ending December 31:
                    2000.................$7,102
                    2001..................4,220
                    2002..................2,466
                    2003..................1,604
                    2004....................919

YOUNG AMERICA HOLDINGS, INC.
Notes to Consolidated Financial Statements - (Continued)
(in thousands, except share data - unaudited)
===============================================================================


Guarantees

Sweepstakes performance bonds are guaranteed for certain clients based on certain financial criteria. The Company had guaranteed approximately $36,425 and $35,044 in performance bonds for various clients, as of March 31, 2000, and December 31, 1999, respectively. The Company also obtains an indemnity agreement from these clients indemnifying the Company from obligations under the performance bonds.

Future Obligations

As a result of a recapitalization of the Company in 1997, Holdings is obligated to make additional payments to the former majority shareholders, subject to Holdings achieving certain targets as defined. To the extent cumulative excess free cash flow of the Company for the four-year period ending December 31, 2001, exceeds $93,000, Holdings is required to make an additional purchase price payment equal to 20% of such excess, subject to a maximum amount payable of $15,000. Any portion of theses payments made to management will result in compensation charges in the period the amount becomes determinable

5. SUPPLEMENTARY FINANCIAL DATA

The following condensed financial information presents certain balance sheet and statement of operations data related to the Company's business for the three months ended March 31, 2000 and 1999 and as of March 31, 2000 and December 31, 1999. Separate financial statements and other disclosures concerning the issuer have not been presented because management believes that such information is not material.




                                                                  Three Months Ended
                                                                       March 31
                                                            2000                     1999
                                                        --------------          ---------------
             Revenues:
                    Holdings                             $          -            $           -
                    YAC and Subsidiary                         23,921                   23,390
                    YAC.ECOM                                      114                        -
                                                        --------------          ---------------
                        Consolidated                     $     24,035            $      23,390
                                                        ==============          ===============

             Gross Profit:
                    Holdings                             $          -            $           -
                    YAC and Subsidiary                          7,804                    7,510
                    YAC.ECOM                                       17                        -
                                                        --------------          ---------------
                        Consolidated                     $      7,821            $       7,510
                                                        ==============          ===============

             Net (loss) Income:
                    Holdings                             $          3            $           -
                    YAC and Subsidiary                            447                      950
                    YAC.ECOM                                       10                        -
                                                        --------------          ---------------
                        Consolidated                     $        460            $         950
                                                        ==============          ===============


YOUNG AMERICA HOLDINGS, INC.
Notes to Consolidated Financial Statements - (Continued)
(in thousands, except share data - unaudited)
===============================================================================


                                                          March 31,              December 31,
                                                            2000                     1999
                                                        --------------          ---------------
             Current Assets:
                    Holdings                             $        391            $         385
                    YAC and Subsidiary                         32,164                   30,060
                    YAC.ECOM                                       78                       98
                                                        --------------          ---------------
                        Consolidated                     $     32,633            $      30,543
                                                        ==============          ===============

             Noncurrent Assets:
                    Holdings                             $      2,319            $       2,358
                    YAC and Subsidiary                         14,734                   12,520
                    YAC.ECOM                                        -                        -
                                                        --------------          ---------------
                        Consolidated                     $     17,053            $      14,878
                                                        ==============          ===============

             Current Liabilities:
                    Holdings                             $          -            $           -
                    YAC and Subsidiary                         32,462                   28,794
                    YAC.ECOM                                       76                      106
                                                        --------------          ---------------
                        Consolidated                     $     32,538            $      28,900
                                                        ==============          ===============

             Noncurrent Liabilities:
                    Holdings                             $          -            $           -
                    YAC and Subsidiary                         80,313                   80,000
                    YAC.ECOM                                        -                        -
                                                        --------------          ---------------
                        Consolidated                     $     80,313            $      80,000
                                                        ==============          ===============


YOUNG AMERICA HOLDINGS, INC.
Notes to Consolidated Financial Statements - (Continued)
(in thousands, except share data - unaudited)
===============================================================================

6. RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective for years beginning after June 15, 1999. SFAS No. 133 established accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No.133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. Special accounting for qualifying hedges allow a derivative's gains or losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. During the first quarter of 2000, the Company adopted SFAS No. 133, which had no affect on the results of operations or financial position.


7.    SEGMENT REPORTING:

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

The following is a summary of the composition of revenues by revenue category for the three months ended March 31:



                                                     2000                    1999
                                                ----------------      -----------------
CIP services                                     $       21,088        $        21,004
Rebate revenues                                           2,248                  1,574
Postage and freight billings                                699                    812
                                                ----------------      -----------------
                                                 $       24,035        $        23,390
                                                ================      =================


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenues. Revenues were $24.0 million in the first quarter of 2000, an increase of 2.8% over the comparable quarter of 1999. The increase in revenues in the first quarter was primarily a result of $1.2 million in addition revenues generated by SourceOne offset by a decrease in call center revenues compared to the same period last year. The first quarter 1999 call center revenue was higher than normal as a result of processing backlog orders.

Gross Profit. The Company's gross profit increased to $7.8 million or 32.5% of revenues for the first quarter of 2000 as compared to $7.5 million, or 32.1% of revenues for the first quarter of 1999. The increase in gross profit was a function of the mix of customers and the type of contractual arrangements with these customers. Gross profit also increased in part due to operating efficiencies resulting from the COPC-2000 standards that have been implemented over the past year. The Company achieved COPC-2000 certification on March 29, 2000 for its three call centers. The COPC-2000 standard provides both a benchmark and an improvement methodology for operational performance. The Company is currently pursuing certification for its fulfillment operations and expects to achieve certification in the third quarter of 2000.

Operating Income. Operating income for the first quarter of 2000 decreased by $.8 million to $3.0 million from $3.8 million for the corresponding period of 1999. As a percentage of revenues, operating income was 12.6% for the quarter ended March 31, 2000 compared with 16.1% for the corresponding period of 1999.
 . This decrease is primarily attributable to selling, and general and administrative expenses from SourceOne of $.7 million incurred during the first quarter of 2000. Most of the remaining decrease in operating income was associated with increased costs associated with labor and recruitment.

Interest Expense. The first quarter 2000 interest expense of $2.4 million was consistent with the interest expense recorded in the corresponding period last year. Interest expense is principally accrued interest on the Company's 11 5/8% Senior Subordinated Notes due 2006 (the "Notes").

Income Taxes. The Company recorded an income tax provision of $.3 million for the first quarter of 2000, compared to an income tax provision of $.6 million for the first quarter of 1999 as a result of decreased profitability.


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000, no amounts were outstanding under the Company's $10 million credit facility (the "Credit Facility") with Norwest Bank Minnesota, N.A. ("Norwest"), and the Company had a stockholders' deficit of $63.7 million, indebtedness of $80.3 million represented by the Notes and long-term capital leases and net working capital of $.1 million. For additional information with respect to the Notes, see Note 3 of the Unaudited Consolidated Financial Statements.

The Company has historically financed its operations and capital expenditures principally through the retention of cash flow from operations. The Company also maintains the Credit Facility, which is collateralized by accounts receivable and other assets as detailed below. In addition, the Company operates facilities and technology-related equipment under operating leases with third parties. See Note 4 for a summary of Company commitments under such operating lease agreements.

For the three-month period ended March 31, 2000, the Company's operations used cash of $.4 million, as compared to cash generated of $8.0 million for the prior year period. The $.4 million of cash used by operating activities in 2000 was principally the result of $1.6 million of 1999 bonus and profit sharing payments made during the first quarter of 2000 and expensed in 1999. The $8.0 million of cash provided by operating activities in 1999 was principally the result of $1.0 million of net income and a $6.2 million increase in the collections due and advances from clients. The Company's future cash flow from operations will continue to reflect (i) income taxes that the Company is required to pay as a C corporation and (ii) interest that will be incurred on outstanding indebtedness, including the Notes.

Net cash used in investing activities for the three-month periods ended March 31, 2000 and 1999 were $2.7 million and $.2 million, respectively. These expenditures principally relate to the acquisition of SourceOne for $1.7 million, and purchases of furniture and fixtures and computer equipment needed for the new corporate headquarters in Chanhassen, Minnesota. The Company's capital expenditure budget (excluding the assets acquired in the SourceOne purchase) for 2000 totals $3.4 million. This budget may be changed by the Company during 2000 based upon the Company's results of operations during the year. The Company anticipates that capital expenditures for 2000 will not exceed $4.0 million.

Net cash used in financing activities for the three months ended March 31, 2000 and 1999 were $.2 million and $.1 million respectively.

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

The Credit Facility was amended in February 2000 (the "Amended Facility") to allow capital expenditures of up to $4 million for the fiscal year ending December 31, 2000. The Amended Facility requires the Company to maintain its Interest Coverage Ratio (as defined in the Amended Facility), determined at the end of each quarter, at not less than 1.0 to 1 for each of the quarters ending March 31, 2000 and June 30, 2000, at not less than 1.1 to 1 for the quarter ending September 30, 2000, at not less than 1.30 to 1 for the quarter ending December 31, 2000, and at not less than 1.35 to 1 for each of the quarters ending March 31, 2001 and thereafter. In addition, the Credit Facility contains other covenants that, among other things, restrict acquisitions, investments, dividends, liens and other indebtedness, management fees, disposition of assets, change of voting control and guarantees. The Credit Facility requires Young America to maintain certain restrictive covenants. The Company was in compliance or received waivers for all such covenants as of March 31,2000.

In compliance with certain state laws, the Company obtains performance bonds in connection with sweepstakes programs it manages on behalf of its clients. The Company is indemnified by its clients for any obligations on those performance bonds, and the cost to the Company of obtaining the performance bonds plus a markup is billed to the clients.

The Company will rely mainly on internally generated funds, and to the extent necessary, borrowings under the Credit Facility, to meet its liquidity needs. The Company also expects to continue to utilize operating leases to finance facilities and certain equipment expenditures. The Company believes that the cash flow from operations together with existing cash and cash equivalents and available borrowings under the Credit Facility will be adequate to meet its liquidity requirements, including interest payments with respect to the Notes, for the next 12 months.

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

For fixed rate debt, interest changes affect fair market value but do not impact earnings or cash flows. At March 31, 2000, the Company had fixed rate debt $80.0 million. Holding other variables constant, a 1% increase or decrease in interest rates would increase or decrease the unrealized fair market value of the fixed rate debt by approximately $2.3 million

                          PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        Not applicable.


ITEM 2. CHANGES IN SECURITIES & USE OF PROCEEDS

        Not applicable.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

ITEM 5. OTHER INFORMATION

        Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits as follows.

                3.1 Articles of Incorporation of Young America (incorporated by reference to Exhibit 3.1 of the Registrant's Registration Statement on Form S-4 (File N. 333-49749) (the "S-4 Registration Statement").

                3.2 Amended and Restated Articles of Incorporation of Holdings (incorporated by reference to Exhibit 3.2 of the S-4 Registration Statement).

                3.3   Bylaws of Young America (incorporated by reference to
                      Exhibit 3.3 of the S-4 Registration Statement).

                3.4   Restated Bylaws of Holdings (incorporated by reference to
                      Exhibit 3.4 of the S-4 Registration Statement).

                4.1 Indenture dated as of February 23, 1998 for the Notes (including the form of New Notes attached as Exhibit B thereto) among Young America, Holdings and Marine Midland Bank, as Trustee (incorporated by reference to Exhibit
                      4.1 of the S-4 Registration Statement).

                4.2 Registration Rights Agreement dated as of February 23, 1998 among Young America Holdings and the Initial Purchaser (incorporated by reference to Exhibit 4.2 of the S-4 Registration Statement).

                10    Norwest Bank Waiver dated April 24, 2000.

                27    Financial Data Schedule

        (b)     Reports on Form 8-K

                None

                                  Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.



                                               Young America Corporation


      Date:  May 11, 2000                      By:       /s/  CHARLES D. WEIL
                                                    -------------------------
                                               Name:  Charles D. Weil
                                               Title: President

                                               By:       /s/  ROGER D. ANDERSEN
                                                    ---------------------------
                                               Name: Roger D. Andersen
                                               Title: Vice President of Finance, Treasurer,
                                                      Secretary and Chief Financial Officer
                                                      (principal financial officer and principal
                                                      accounting officer)


                                               Young America Holdings, Inc.


      Date:  May 11, 2000                      By:       /s/  CHARLES D. WEIL
                                                    -------------------------
                                               Name:  Charles D. Weil
                                               Title: President

                                               By:       /s/  ROGER D. ANDERSEN
                                                   ----------------------------
                                               Name: Roger D. Andersen
                                               Title: Vice President of Finance, Treasurer,
                                                      Secretary and Chief Financial Officer
                                                      (principal financial officer and principal
                                                      accounting officer)