Form 10-Q
period 2000-06-30
YOUNG AMERICA CORP; YOUNG AMERICA HOLDINGS INC
filed 2000-08-10
CIK 1058951, 1058952

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

       Registrant's telephone number, including area code: ((952) 294-6000


Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X      No

    The number of shares outstanding of the registrant's common stock as of August 9, 2000, was 1,884,988.

================================================================================

                          YOUNG AMERICA HOLDINGS, INC.
                            YOUNG AMERICA CORPORATION

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2000

                                      INDEX

PART I.    FINANCIAL INFORMATION                                                             PAGE
         Item 1.   Financial Statements

              a)   Consolidated Statements of Operations
                   for the Three and Six Months Ended June 30, 2000 and 1999.....................1

              b)   Consolidated Balance Sheets
                   as of June 30, 2000, and December 31, 1999....................................2

              c)   Consolidated Statements of Cash Flow
                   For the Six Months Ended June 30, 2000, and 1999..............................3

              d)   Notes to Consolidated Financial Statements....................................4

         Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations..........................................10

         Item 3.   Quantitative and Qualitative Disclosure
                   About Market Risk............................................................12


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

         Item 3.   Defaults Upon Senior Securities..............................................13

         Item 4.   Submission of Matters to a Vote of Security Holders..........................13

         Item 5.   Other Information............................................................13

         Item 6.   Exhibits and Reports on Form 8-K.............................................13


SIGNATURES......................................................................................14

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                          YOUNG AMERICA HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                           (IN THOUSANDS, UNAUDITED)

                                                                    Three Months Ended       Six Months Ended
                                                                          June 30,                June 30,
                                                                   --------------------    --------------------
                                                                     2000        1999        2000        1999
                                                                   --------    --------    --------    --------
Revenues                                                           $ 21,416    $ 21,030    $ 45,451    $ 44,420
Cost of revenues:
   Processing and servicing                                          14,571      13,453      30,785      29,333
                                                                   --------    --------    --------    --------
              Gross profit                                            6,845       7,577      14,666      15,087
Operating expenses:
   Selling                                                            1,965       1,469       3,877       3,125
   General and administrative                                         2,943       2,328       5,828       4,414
                                                                   --------    --------    --------    --------
                                                                      4,908       3,797       9,705       7,539
                                                                   --------    --------    --------    --------
              Operating income                                        1,937       3,780       4,961       7,548
Other income (expense):
   Interest expense                                                  (2,364)     (2,339)     (4,727)     (4,676)
   Interest income                                                      140         136         332         321
   Amortization of deferred financing costs                            (109)       (109)       (218)       (218)
   Amortization of goodwill                                             (20)        (38)
   Other                                                                 (1)          -           4           1
                                                                   --------    --------    --------    --------
                                                                     (2,354)     (2,312)     (4,647)     (4,572)
                                                                   --------    --------    --------    --------
Income (loss) before provision for income taxes                        (417)      1,468         314       2,976
Provision (Benefit) from income taxes                                  (156)        543         115       1,101
                                                                   --------    --------    --------    --------
              Net income (loss)                                    $   (261)   $    925    $    199    $  1,875
                                                                   ========    ========    ========    ========

                          YOUNG AMERICA HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT FOR SHARE DATA, UNAUDITED)

                                                                                    June 30         December 31
                                                                                      2000             1999
                                                                                   ---------        -----------
                                     ASSETS
Current Assets:
   Cash and cash equivalents                                                       $   8,679        $  13,633
   Trade receivables, net                                                             15,567           14,862
   Supplies inventory                                                                  1,019              773
   Prepaid expenses and other                                                          1,258            1,275
                                                                                   ---------        -----------
                        Total current assets                                          26,523           30,543
Property and Equipment, at cost:                                                      23,454           20,262
   Less accumulated depreciation                                                     (13,516)         (12,725)
                                                                                   ---------        -----------
                                                                                       9,938            7,537
Deferred Financing Costs                                                               2,454            2,677
Deferred Tax Assets                                                                    4,554            4,664
Goodwill (Net)                                                                           722                -
Other Long Term Assets                                                                   287                -
                                                                                   ---------        -----------
                        TOTAL ASSETS                                               $  44,478        $  45,421
                                                                                   =========        ===========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
   Noncleared rebate items                                                         $   7,449        $   8,705
   Accounts payable                                                                    2,102            1,725
   Collections due to and advances from clients                                        6,589            6,823
   Deferred income taxes                                                               2,198            2,198
   Current portion of long term debt                                                     595                -
   Accrued expenses
          Interest                                                                     3,514            3,514
          Compensation                                                                 2,395            3,049
          Other                                                                        2,671            2,886
                                                                                   ---------        -----------
                        Total current liabilities                                     27,513           28,900
Senior Subordinated Notes                                                             80,000           80,000
Other Long-Term Liabilities                                                              563                -

Commitments and Contingencies (Note 3)

Redeemable Class A Common Stock, 13,922 and 33,726 shares
issued and outstanding                                                                   303              734

Stockholders' Deficit
   Class A common stock, par value $1 per share; 3,000,000 shares authorized,
     1,255,455 shares issued and outstanding                                           1,255            1,255
   Class B common stock, par value $1 per share; 1,500,000 shares authorized,
     442,884 shares issued and outstanding                                               443              443
   Class C common stock, par value $1 per share; 1,500,000 shares authorized,
     172,727 shares issued and outstanding                                               173              173
   Additional paid-in capital                                                         36,219           36,107
   Retained deficit                                                                 (101,991)        (102,191)
                                                                                   ---------        -----------
                                                                                     (63,901)         (64,213)
                                                                                   ---------        -----------

                        TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                $  44,478        $  45,421
                                                                                   =========        ===========

                          YOUNG AMERICA HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS, UNAUDITED)

                                                                        Six Months
                                                                           Ended
                                                                         June 30,
                                                                 ------------------------
                                                                   2000            1999
                                                                 --------        --------
Operating Activities:
   Net (loss) income                                             $    199        $  1,875
   Adjustments to reconcile net (loss) income to net cash
   (used in) provided by operating activities:
      Depreciation and amortization                                 1,289           1,163
      Deferred income taxes                                           110           1,093
      Changes in operating assets and liabilities:
      Trade receivables                                                79          (1,363)
      Supplies inventory                                             (123)            314
      Prepaid expenses                                                 79              63
      Non-cleared rebate items                                     (1,255)         (2,034)
      Accounts payable                                               (202)            140
      Collections due to and advances from clients                   (305)         (1,213)
      Accrued expenses                                             (1,174)          1,818
      Other, Net                                                      212            (219)
                                                                 --------        --------
      Net cash provided by (used in) operating activities          (1,091)          1,637
                                                                 --------        --------

Investing Activities
   Acquisition of SourceOne                                        (1,695)              -
   Purchases of property and equipment, net                        (2,068)           (424)
                                                                 --------        --------
      Net cash used in investing activities                        (3,763)           (424)
                                                                 --------        --------

Financing Activities:
   Repayment of capital lease obligations                             (58)              -
   Increase in other long-term debt                                   276               -
   Redemption of common stock                                        (318)            (82)
                                                                 --------        --------
      Net cash used in financing activities                          (100)            (82)
                                                                 --------        --------
      Change in cash and cash equivalents                          (4,954)          1,131
Cash and Cash Equivalents:
      Beginning of period                                          13,633          12,220
                                                                 --------        --------
      End of period                                              $  8,679        $ 13,351
                                                                 ========        ========

Suplemental Disclosures of Cash Flow Information:
      Cash payment for interest                                  $  4,725        $  4,676
                                                                 ========        ========

      Income Taxes Paid                                          $      5        $      7
                                                                 ========        ========

      Assumption of Capital Lease Obligations (see note 2)       $    446        $      -
                                                                 ========        ========

YOUNG AMERICA HOLDINGS, INC.
Notes to Consolidated Financial Statements
(in thousands, except share data - unaudited)
================================================================================

1. BASIS OF PRESENTATION - PRINCIPLES OF CONSOLIDATION
   The accompanying consolidated financial statements include the accounts of Young America Holdings, Inc. ("Holdings") and its wholly-owned subsidiaries, Young America Corporation ("Young America" or "YAC") and YAC.ECOM, Inc. ("YAC.ECOM"). As used herein, the "Company" refers collectively to Holdings, YAC, YAC.ECOM and YAC's wholly-owned subsidiary, SourceOne Worldwide, Inc. ("SourceOne"). All significant intercompany items have been eliminated. In the opinion of management, all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2000, and for all periods presented, have been made.

   During the fourth quarter of 1999, the Company revised the presentation of revenues in its Statements of Operations. The Company had previously reported all billed amounts that were priced to include a margin element. These revenues included the full value of rebate payments funded with the Company's working capital and the amount billed to clients for shipping merchandise and mailing checks. The Company now presents as revenues (i) service fees for rendering consumer interaction processing ("CIP") services, (ii) the margin obtained from using working capital to fund client rebate checks (referred to in the industry as "slippage"), and (iii) the margin realized on postage and freight billings as a result of discounts and presorting and other postal cost reduction techniques which are available to the Company. Revenues previously reported have been revised to conform to the new presentation. Such revisions had no effect on previously reported gross profit, net income
   (loss) to stockholders' deficit.

   Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that the information included in this Form 10-Q be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Holding's. Annual Report on Form 10-K for the year ended December 31, 1999.

   Revenues and operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

                 2002.......................105.813%
                 2003.......................103.875
                 2004.......................101.938
                 2005 and thereafter........100.000%

In addition, at any time on or prior to February 15, 2001, YAC, at its option, may redeem, with the net cash proceeds of one or more equity offerings, up to 35% of the aggregate principal amount of the Notes at a redemption price equal to 111.625% of the principal amount thereof, plus accrued and unpaid interest thereon, if any, to the date of redemption; provided that at least 65% of the aggregate principal amount of the Notes remains outstanding immediately following such redemption. Additionally, upon a Change of Control (as defined in the indenture under which the Notes were issued (the "Indenture")), each holder of Notes would have the right to require YAC to repurchase such holder's Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the repurchase date.

The Notes are not subject to sinking-fund requirements. The Notes are general unsecured obligations of Holdings and YAC and are subordinated in right of payment to all existing and future senior indebtedness of Holdings and YAC, including obligations under the Credit Facility (as defined below).

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

The Company has a revolving credit facility ("Credit Facility") with Wells Fargo Bank Minnesota, N.A. ("Wells Fargo"), which provides for borrowings of up to $10,000, based on a borrowing base formula equal to 85% of Eligible Receivables less Noncleared Rebate Items net of cash and cash equivalents (as defined in the Credit Facility), and has a final maturity date of March 31, 2001. The Credit Facility does not have any commitment reductions scheduled before maturity. Borrowings under the Credit Facility will accrue interest, at the option of the Company, at either Wells Fargo's base rate or at an interest rate equal to the London interbank rate for Eurodollar deposits for one, two or three month interest periods plus 2.5%. A fee of .5% per annum is payable with respect to the unused Commitment Amount (as defined in the Credit Facility). The Credit Facility is secured by a first-priority interest in accounts receivable and related general intangibles of YAC.

YOUNG AMERICA HOLDINGS, INC.
Notes to Consolidated Financial Statements - (Continued)
(in thousands, except share data - unaudited)
================================================================================

The Credit Facility was last amended on February 25, 2000 (the "Amended Facility"). The Amended Facility revised the restrictive covenants to allow capital expenditures of up to $4 million for the fiscal year ending December 31, 2000. The Amended Facility requires the Company to maintain its (i) Interest Coverage Ratio (as defined in the Amended Facility), determined at the end of each quarter, at not less than 1.0 to 1 for each of the quarters ending March 31, 2000 and June 30, 2000, at not less than 1.1 to 1 for the quarter ending September 30, 2000, at not less than 1.30 to 1 for the quarter ending December 31, 2000, and at not less than 1.35 to 1 for each of the quarters ending March 31, 2001 and thereafter, and (ii) a minimum Current Ratio of 1.10 (as defined in the Credit Facility). The Credit Facility requires Young America to meet certain restrictive covenants. The Company was in compliance or received waivers for all such covenants as of June 30, 2000. In addition, the Credit Facility, contains other covenants that, among other things, restrict acquisitions, investments, dividends, liens and other indebtedness, management fees, disposition of assets, change of voting control and guarantees. There were no amounts outstanding under the Amended Facility as of June 30, 2000.

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

   Leases

   The Company has operating leases for warehouse space and equipment. The future minimum payments under these obligations are as follows:

                   Years ending December 31:
                    2000..........$7,302
                    2001...........4,688
                    2002...........2,931
                    2003...........1,909
                    2004...........1,014

YOUNG AMERICA HOLDINGS, INC.
Notes to Consolidated Financial Statements - (Continued)
(in thousands, except share data - unaudited)
================================================================================

Guarantees

Sweepstakes performance bonds are guaranteed for certain clients based on certain financial criteria. The Company had guaranteed approximately $38,224 and $35,044 in performance bonds for various clients, as of June 30, 2000, and December 31, 1999, respectively. The Company also obtains an indemnity agreement from these clients indemnifying the Company from obligations under the performance bonds.

Future Obligations

As a result of a recapitalization of the Company in 1997, Holdings is obligated to make additional payments to the former majority shareholders, subject to Holdings achieving certain excess cash flow targets as defined. To the extent cumulative excess free cash flow of the Company for the four-year period ending December 31, 2001, exceeds $93,000, Holdings is required to make an additional purchase price payment equal to 20% of such excess, subject to a maximum amount payable of $15,000. Any portion of theses payments made to management will result in compensation charges in the period the amount becomes determinable.

5. SUPPLEMENTARY FINANCIAL DATA

The following condensed financial information presents certain balance sheet and statement of operations data related to the Company's business for the three and six months ended June 30, 2000 and 1999 and as of June 30, 2000 and December 31, 1999. Separate financial statements and other disclosures concerning the issuer have not been presented because management believes that such information is not material.

                                              Three Months Ended      Six Months Ended
                                                   June 30                  June 30
                                               2000        1999       2000       1999
                                             --------    --------   --------   --------
Revenues:
       Holdings                              $      -    $      -   $      -   $      -
       YAC and Subsidiary                      21,277      21,030     45,198     44,420
       YAC.ECOM                                   139           -        253          -
                                             --------    --------   --------   --------
           Consolidated                      $ 21,416    $ 21,030   $ 45,451   $ 44,420
                                             ========    ========   ========   ========

Gross Profit:
       Holdings                              $      -    $      -   $      -   $      -
       YAC and Subsidiary                       6,822       7,577     14,626     15,087
       YAC.ECOM                                    23           -         40          -
                                             --------    --------   --------   --------
           Consolidated                      $  6,845    $  7,577   $ 14,666   $ 15,087
                                             ========    ========   ========   ========

Net (loss) Income:
       Holdings                              $      4    $      -   $      7   $      -
       YAC and Subsidiary                        (279)        925        168      1,875
       YAC.ECOM                                    14           -         24          -
                                             --------    --------   --------   --------
           Consolidated                      $   (261)   $    925   $    199   $  1,875
                                             ========    ========   ========   ========

YOUNG AMERICA HOLDINGS, INC.
Notes to Consolidated Financial Statements - (Continued)
(in thousands, except share data - unaudited)
================================================================================

                                               June 30      December 31
                                                 2000          1999
                                               --------     ---------
            Current Assets:
                 Holdings                      $   396      $    385
                 YAC and Subsidiary             26,008        30,060
                 YAC.ECOM                          119            98
                                              --------     ---------
                     Consolidated              $26,523      $ 30,543
                                              ========     =========

            Noncurrent Assets:
                 Holdings                      $ 2,280      $  2,358
                 YAC and Subsidiary             15,675        12,520
                 YAC.ECOM                            -             -
                                              --------     ---------
                     Consolidated              $17,955      $ 14,878
                                              ========     =========

            Current Liabilities:
                 Holdings                      $     -      $     -
                 YAC and Subsidiary             27,390        28,794
                 YAC.ECOM                          123           106
                                              --------     ---------
                     Consolidated              $27,513      $ 28,900
                                              ========     =========

            Noncurrent Liabilities:
                 Holdings                      $     -      $      -
                 YAC and Subsidiary             80,563        80,000
                 YAC.ECOM                            -             -
                                              --------     ---------
                     Consolidated              $80,563      $ 80,000
                                              ========     =========

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

The following is a summary of the composition of revenues by revenue category for the three and six months ended June 30, 2000, and 1999:


                                          Three Months Ended                           Six Months Ended
                                              June 30,                                       June 30,
                                ---------------------------------------       --------------------------------------
                                     2000                   1999                 2000                      1999
                                ----------------      -----------------       ------------             -------------
CIP services                      $      18,664         $       17,836          $  39,752                $   38,840
Rebate revenues                           2,128                  2,430              4,376                     4,004
Postage and freight billings                624                    764              1,323                     1,576
                                ----------------      -----------------       ------------             -------------
                                  $      21,416         $       21,030          $  45,451                $   44,420
                                ================      =================       ============             =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenues. Revenues were $21.4 million in the second quarter of 2000, an increase of 1.8% over the comparable quarter in 1999. On a year-to-date basis, revenues were $45.5 million, a 2.3% increase from the same period in 1999. The increase in revenues in the second quarter and year to date was primarily a result of $1.2 million and $2.5 million, respectively, in additional revenues generated by SourceOne offset by a decrease in CIP revenues compared to the same period last year. The decrease in CIP revenue was the result of a decline in orders processed from existing YAC clients compared to the same period last year. A primary reason for the decline in CIP revenues was due to a lower order backlog at the beginning of 2000, compared to 1999.

Gross Profit. The Company's gross profit for the second quarter of 2000 decreased to $6.8 million or 32.0% of revenues as compared to $7.6 million or 36.0% of revenues for the same period in 1999. Gross profits were $14.7 million or 32.3% of revenues in the first half of 2000 as compared to $15.1 million or 34.0% of revenues for the same period in 1999. The decline was due to a lower gross profit margin at SourceOne. Excluding SourceOne, the Company had a gross margin of 32.6% for the second quarter and 33.1% for the six months ended June 30, 2000. This decrease in gross margin was caused by higher information systems and technology costs at Young America. These costs increased due to programming and other investments associated with providing Internet processing capability, advanced e-reporting for clients and other enhancements to our core service offerings.

Operating Income. Operating income for the second quarter of 2000 decreased by $1.8 million to $1.9 million from $3.8 million for the corresponding period of 1999. As a percentage of revenues, operating income was 9.0% for the quarter ended June 30, 2000 compared with 18.0% for the corresponding period of 1999. Year to date operating income was $5.0 million or 10.9% of revenues as compared to $7.5 million or 17.0% of revenues for the first six months of 1999. The decrease in the quarter and year-to-date operating income is primarily attributable to selling, and general and administrative expenses from SourceOne of $1.4 million and the impact of the decreased gross margin. SourceOne expenses included $.3 million in non-recurring costs in the first six months. The remaining decrease in operating income was associated with increased recruitment costs, additions to the sales force and operating expenses related to the new sales and administrative headquarters in Chanhassen, Minnesota.

Interest Expense. Interest expense of $2.4 million and $4.7 million for the three and six month periods ended June 30, 2000 was consistent with the interest expense recorded in the corresponding period last year.

Income Taxes. The Company recorded an income tax benefit of $.2 million and an income tax provision of $.1 million for the three and six months ended June 30, 2000, respectively, as compared to an income tax provision of $.5 and $1.1 million, respectively, for the corresponding period's in 1999. The decrease in the tax provision for the six-months ended June 30, 2000 is a result of decreased profitability.

Net Income. As a result of the foregoing factors, the Company reported a net loss of $.3 million and net income of $.2 million for the three and six months ended June 30, 2000, as compared to net income of $.9 million and $1.9 million, respectively, for the corresponding period's in 1999.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000, no amounts were outstanding under the Company's $10 million credit facility (the "Credit Facility") with Wells Fargo Bank Minnesota, N.A. ("Wells Fargo"). The Company had a stockholders' deficit of $63.9 million, and indebtedness of $80.6 million represented by the Notes and other long term financing agreements. The Company had net negative working capital of $1.0 million. For additional information with respect to the Notes, see Note 3 of the Unaudited Consolidated Financial Statements.

The Company has historically financed its operations and capital expenditures principally through cash flow from operations. The Company also maintains the Credit Facility, which is collateralized by accounts receivable and other assets as detailed below. In addition, the Company operates facilities and technology-related equipment under operating leases with third parties. See Note 4 for a summary of Company commitments under such operating lease agreements.

For the six-month period ended June 30, 2000, the Company's operations used cash of $1.1 million compared to cash generated of $1.6 million for the same period in 1999. The $1.1 million of cash used by operating activities in 2000 was principally the result of $1.6 million of 1999 bonus and profit sharing payments made during the first quarter of 2000 and expensed in 1999. The Company's future cash flow from operations will continue to reflect interest that will be incurred on outstanding indebtedness, including the Notes.

Net cash used in investing activities for the six month periods ended June 30, 2000 and 1999 were $3.8 million and $.4 million, respectively. These expenditures principally relate to the acquisition of SourceOne for $1.7 million and purchases of furniture and fixtures and computer equipment needed for the new corporate headquarters in Chanhassen, Minnesota. The Company's capital expenditure forecast for 2000 totals $3.8 million. The Company anticipates that capital expenditures for 2000 will not exceed $4.0 million.

The Credit Facility provides for borrowings of up to $10.0 million based on a borrowing base formula equal to 85% of Eligible Receivables less Noncleared Rebate Items net of cash and cash equivalents (as defined in the Credit Facility) and has a final maturity date of March 31, 2001. The Credit Facility does not have any commitment reductions scheduled before maturity. Borrowings under the Credit Facility accrue interest, at the option of the Company, at either Wells Fargo's base rate or at an interest rate equal to the London interbank rate for Eurodollar deposits for one, two or three month interest periods plus 2.5%. A fee of .5% per annum is payable with respect to the unused Commitment Amount (as defined in the Credit Facility) The Credit Facility is secured by a first priority interest in accounts receivable and related general intangibles of YAC.

The Credit Facility was amended in February 2000 (the "Amended Facility") to allow capital expenditures of up to $4 million for the fiscal year ending December 31, 2000. The Amended Facility requires the Company to maintain its (i) Interest Coverage Ratio (as defined in the Amended Facility), determined at the end of each quarter, at not less than 1.0 to 1 for each of the quarters ending March 31, 2000 and June 30, 2000, at not less than 1.1 to 1 for the quarter ending September 30, 2000, at not less than 1.30 to 1 for the quarter ending December 31, 2000, and at not less than 1.35 to 1 for each of the quarters ending March 31, 2001 and thereafter, and (ii) a minimum Current Ratio of 1.10 (as defined in the Credit Facility). In addition, the Credit Facility contains other covenants that, among other things, restrict acquisitions, investments, dividends, liens and other indebtedness, management fees, disposition of assets, change of voting control and guarantees. The Credit Facility requires Young America to maintain certain restrictive covenants. The Company was in compliance or received waivers for all such covenants as of June 30, 2000.

In compliance with certain state laws, the Company obtains performance bonds in connection with sweepstakes programs it manages on behalf of its clients. The Company is indemnified by its clients for any obligations on those performance bonds, and the cost to the Company of obtaining the performance bonds plus a markup is billed to the clients.

The Company will rely mainly on internally generated funds, and to the extent necessary, borrowings under the Credit Facility to meet its liquidity needs. The Company also expects to continue to utilize operating leases to finance facilities and certain equipment expenditures. The Company believes that the cash flow from operations together with existing cash and cash equivalents and available borrowings under the Credit Facility will be adequate to meet its liquidity requirements, including interest payments with respect to the Notes, for the next 12 months.

The Company's ability to pay principal and interest on the Notes and to satisfy its other debt obligations will depend upon its future operating performance, which performance will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond the control of the Company. The Company's ability to pay principal and interest on the Notes and to satisfy its other debt obligations will also depend upon the future availability of revolving credit borrowings under the Credit Facility or any successor facility. Such availability is or may depend on, among other things, the Company meeting certain specified covenants and borrowing base prerequisites. If the Company is unable to service its indebtedness, it will be forced to take actions such as reducing operating expenses, reducing or delaying acquisitions or capital expenditures, selling assets, restructuring or refinancing its indebtedness (which could include the Notes), or seeking additional equity capital. There is no assurance that any of these remedies can be effected on satisfactory terms, if at all.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. The Company does not enter into derivative or other financial instruments for trading or speculative purposes.

For fixed rate debt, interest changes affect fair market value but do not impact earnings or cash flows. At June 30, 2000, the Company had fixed rate debt $80.0 million. Holding other variables constant, a 1% increase or decrease in interest rates would increase or decrease the unrealized fair market value of the fixed rate debt by approximately $1.9 million.

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

               10    Wells Fargo Bank Waiver dated July 31, 2000.

               27    Financial Data Schedule

          (b)  Reports on Form 8-K

               None

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

         Date:  August 9, 2000                       By:    /s/  CHARLES D. WEIL
                                                          ----------------------------
                                                     Name:  Charles D. Weil
                                                     Title: President

                                                     By:    /s/  ROGER D. ANDERSEN
                                                          -----------------------------
                                                     Name:  Roger D. Andersen
                                                     Title: Vice President of Finance, Treasurer,
                                                            Secretary and Chief Financial Officer
                                                            (principal financial officer and principal
                                                            accounting officer)


                                                     Young America Holdings, Inc.


         Date:  August 9, 2000                       By:    /s/  CHARLES D. WEIL
                                                          ----------------------------
                                                     Name:  Charles D. Weil
                                                     Title: President

                                                     By:    /s/  ROGER D. ANDERSEN
                                                          -----------------------------
                                                     Name:  Roger D. Andersen
                                                     Title: Vice President of Finance, Treasurer,
                                                            Secretary and Chief Financial Officer
                                                            (principal financial officer and principal
                                                            accounting officer)