Form 10-Q
period 2000-09-30
YOUNG AMERICA CORP; YOUNG AMERICA HOLDINGS INC
filed 2000-11-09
CIK 1058951, 1058952

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          -----------------------------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

Yes  /X/      No  / /

The number of shares outstanding of the registrant's common stock as of November 9, 2000, was 1,884,988.

                          YOUNG AMERICA HOLDINGS, INC.
                            YOUNG AMERICA CORPORATION

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                      INDEX



PART I.  FINANCIAL INFORMATION                                                                    PAGE
         Item 1.   Financial Statements

a)       Consolidated Statements of  Operations
         for the Three and Nine Months Ended September 30, 2000 and 1999.......................      1

b)       Consolidated Balance Sheets
         as of September 30, 2000, and December 31, 1999.......................................      2

c)       Consolidated Statements of Cash Flow
         For the Nine Months Ended September 30, 2000, and 1999................................      3

d)       Notes to Consolidated Financial Statements............................................      4

         Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.........................................     10

         Item 3.   Quantitative and Qualitative Disclosure
                   About Market Risk...........................................................     12


PART II.   OTHER INFORMATION

         Item 1.  Legal Proceedings............................................................     13

         Item 2.  Changes in Securities and Use of Proceeds....................................     13

         Item 3.  Defaults Upon Senior Securities..............................................     13

         Item 4.  Submission of Matters to a Vote of Security Holders..........................     13

         Item 5.  Other Information............................................................     13

         Item 6.  Exhibits and Reports on Form 8-K.............................................     13


SIGNATURES.....................................................................................     14

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                          YOUNG AMERICA HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                           (IN THOUSANDS, UNAUDITED)

                                                        Three Months Ended              Nine Months Ended
                                                           September 30,                  September 30,
                                                      ------------------------        ------------------------
                                                        2000            1999            2000            1999
                                                      --------        --------        --------        --------

Revenues                                              $ 16,755        $ 17,932        $ 62,206        $ 62,352
Cost of revenues:
   Processing and servicing                             12,832          12,548          43,617          41,881
                                                      --------        --------        --------        --------
              Gross profit                               3,923           5,384          18,589          20,471
Operating expenses:
   Selling                                               1,738           1,449           5,615           4,574
   General and administrative                            2,471           2,600           8,299           7,014
                                                      --------        --------        --------        --------
                                                         4,209           4,049          13,914          11,588
                                                      --------        --------        --------        --------
              Operating income                            (286)          1,335           4,675           8,883
Other income (expense):
   Interest expense                                     (2,358)         (2,338)         (7,085)         (7,014)
   Interest income                                         122             184             454             505
   Amortization of deferred financing costs               (109)           (109)           (327)           (327)
   Amortization of goodwill                                (15)             --             (53)             --
   Other                                                    --              --               4               1
                                                      --------        --------        --------        --------
                                                        (2,360)         (2,263)         (7,007)         (6,835)
                                                      --------        --------        --------        --------
Income (loss) before provision for income taxes         (2,646)           (928)         (2,332)          2,048
Provision (Benefit) from income taxes                     (990)           (343)           (875)            758
                                                      --------        --------        --------        --------
              Net income (loss)                       $ (1,656)       $   (585)       $ (1,457)       $  1,290
                                                      ========        ========        ========        ========

                          YOUNG AMERICA HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                ( IN THOUSANDS, EXCEPT FOR SHARE DATA, UNAUDITED)

                                                                                         September       December 31
                                                                                           2000             1999
                                                                                         ---------       ----------
                                                           ASSETS
Current Assets:
   Cash and cash equivalents                                                             $   4,495        $  13,633
   Trade receivables, net                                                                   12,857           14,862
   Supplies inventory                                                                          806              773
   Prepaid expenses and other                                                                1,143            1,275
                                                                                         ---------        ---------
                        Total current assets                                                19,301           30,543
Property and Equipment, at cost:                                                            23,980           20,262
   Less accumulated depreciation                                                           (14,060)         (12,725)
                                                                                         ---------        ---------
                                                                                             9,920            7,537
Deferred Financing Costs                                                                     2,344            2,677
Deferred Tax Assets                                                                          5,544            4,664
Goodwill (Net)                                                                                 652               --
Other Long Term Assets                                                                         269               --
                                                                                         ---------        ---------
                        TOTAL ASSETS                                                     $  38,030        $  45,421
                                                                                         =========        =========


                                             LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
   Noncleared rebate items                                                               $   6,483        $   8,705
   Accounts payable                                                                          2,403            1,725
   Collections due to and advances from clients                                              5,535            6,823
   Deferred income taxes                                                                     2,198            2,198
   Current portion of long term debt                                                           312               --
   Accrued expenses
          Interest                                                                           1,193            3,514
          Compensation                                                                       2,517            3,049
          Other                                                                              2,159            2,886
                                                                                         ---------        ---------
                        Total current liabilities                                           22,800           28,900
Senior Subordinated Notes                                                                   80,000           80,000
Other Long-Term Liabilities                                                                    485               --

Commitments and Contingencies (Note 3)

Redeemable Class A Common Stock, 13,922 and 33,726 shares
issued and outstanding                                                                         303              734

Stockholders' Deficit
   Class A common stock, par value $1 per share; 3,000,000 shares authorized,
     1,255,455 shares issued and outstanding                                                 1,255            1,255
   Class B common stock, par value $1 per share; 1,500,000 shares authorized,
     442,884 shares issued and outstanding                                                     443              443
   Class C common stock, par value $1 per share; 1,500,000 shares authorized,
     172,727 shares issued and outstanding                                                     173              173
   Additional paid-in capital                                                               36,219           36,107
   Retained deficit                                                                       (103,648)        (102,191)
                                                                                         ---------        ---------
                                                                                           (65,558)         (64,213)
                                                                                         ---------        ---------

                        TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                      $  38,030        $  45,421
                                                                                         =========        =========

                YOUNG AMERICA HOLDINGS, INC.
            CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (IN THOUSANDS, UNAUDITED)

                                                                     Nine Months Ended
                                                                       September 30,
                                                                 ------------------------
                                                                   2000            1999
                                                                 --------        --------

Operating Activities:
   Net (loss) income                                             $ (1,457)       $  1,290
   Adjustments to reconcile net (loss) income to net cash
   (used in) provided by operating activities:
      Depreciation and amortization                                 1,957           1,759
      Deferred income taxes                                          (880)            722
      Changes in operating assets and liabilities:
      Trade receivables                                             2,790           2,103
      Supplies inventory                                               90              (7)
      Prepaid expenses                                                194             135
      Non-cleared rebate items                                     (2,222)         (3,252)
      Accounts payable                                                 98             713
      Collections due to and advances from clients                 (1,359)         (2,357)
      Accrued expenses                                             (3,884)           (163)
      Other, Net                                                      (53)           (305)
                                                                 --------        --------
      Net cash provided by (used in) operating activities          (4,726)            638
                                                                 --------        --------

Investing Activities
   Acquisition of SourceOne                                        (1,640)             --
   Purchases of property and equipment, net                        (2,594)           (869)
                                                                 --------        --------
      Net cash used in investing activities                        (4,234)           (869)
                                                                 --------        --------

Financing Activities:
   Repayment of capital lease obligations                            (136)             --
   Increase in other long-term debt                                   276              --
   Redemption of common stock                                        (318)            (82)
                                                                 --------        --------
      Net cash used in financing activities                          (178)            (82)
                                                                 --------        --------
      Change in cash and cash equivalents                          (9,138)           (313)
Cash and Cash Equivalents:
      Beginning of period                                          13,633          12,220
                                                                 --------        --------
      End of period                                              $  4,495        $ 11,907
                                                                 ========        ========

Supplemental Disclosures of Cash Flow Information:
      Cash payment for interest                                  $  9,401        $  9,340
                                                                 ========        ========

      Income Taxes Paid                                          $      5        $     35
                                                                 ========        ========

      Assumption of Capital Lease Obligations (see note 2)       $    446        $     --
                                                                 ========        ========

YOUNG AMERICA HOLDINGS, INC.
Notes to Consolidated Financial Statements
(in thousands, except share data - unaudited)

1. BASIS OF PRESENTATION - PRINCIPLES OF CONSOLIDATION

   The accompanying consolidated financial statements include the accounts of Young America Holdings, Inc. ("Holdings") and its wholly-owned subsidiaries, Young America Corporation ("Young America" or "YAC") and YAC.ECOM, Inc. ("YAC.ECOM"). As used herein, the "Company" refers collectively to Holdings, YAC, YAC.ECOM and YAC's wholly owned subsidiary, SourceOne Worldwide, Inc. ("SourceOne"). All significant intercompany items have been eliminated. In the opinion of management, all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2000, and for all periods presented, have been made.

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

   Revenues and operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

                 2002.......................   105.813%
                 2003.......................   103.875
                 2004.......................   101.938
                 2005 and thereafter........   100.000

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

The Credit Facility was last amended on August 21, 2000 (the "Amended Facility"). The Amended Facility requires the Company to meet certain restrictive covenants including a minimum interest coverage ratio, a minimum current ratio, and minimum cumulative EBITDA. The Company was in compliance or received waivers for all such covenants as of September 30, 2000. There were no amounts outstanding under the Amended Facility as of September 30, 2000.

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

     Leases

   The Company has operating leases for warehouse space and equipment. The future minimum payments under these obligations are as follows:
                   Years ending December 31:

                    2000...........   $7,304
                    2001...........    4,698
                    2002...........    2,942
                    2003...........    1,917
                    2004...........    1,011

YOUNG AMERICA HOLDINGS, INC.
Notes to Consolidated Financial Statements - (Continued)
(in thousands, except share data - unaudited)



 Guarantees

Sweepstakes performance bonds are guaranteed for certain clients based on certain financial criteria. The Company had guaranteed approximately $36,236 and $35,044 in performance bonds for various clients, as of September 30, 2000, and December 31, 1999, respectively. The Company also obtains an indemnity agreement from these clients indemnifying the Company from obligations under the performance bonds.

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

5. SUPPLEMENTARY FINANCIAL DATA

The following condensed financial information presents certain balance sheet and statement of operations data related to the Company's business for the three and six months ended September 30, 2000 and 1999 and as of September 30, 2000 and December 31, 1999. Separate financial statements and other disclosures concerning the issuer have not been presented because management believes that such information is not material.

                                    Three Months Ended             Nine Months Ended
                                       September 30                   September 30
                                  2000            1999            2000            1999
                                --------        --------        --------        --------
Revenues:
       Holdings                 $     --        $     --        $     --        $     --
       YAC and Subsidiary         16,646          17,875          61,844          62,283
       YAC.ECOM                      109              57             362              69
                                --------        --------        --------        --------
           Consolidated         $ 16,755        $ 17,932        $ 62,206        $ 62,352
                                ========        ========        ========        ========

Gross Profit:
       Holdings                 $     --        $     --        $     --        $     --
       YAC and Subsidiary          3,894           5,393          18,520          20,480
       YAC.ECOM                       29              (9)             69              (9)
                                --------        --------        --------        --------
           Consolidated         $  3,923        $  5,384        $ 18,589        $ 20,471
                                ========        ========        ========        ========

Net (loss) Income:
       Holdings                 $      3        $      2        $     10        $      6
       YAC and Subsidiary         (1,677)           (578)         (1,509)          1,293
       YAC.ECOM                       18              (9)             42              (9)
                                --------        --------        --------        --------
           Consolidated         $ (1,656)       $   (585)       $ (1,457)       $  1,290
                                ========        ========        ========        ========

YOUNG AMERICA HOLDINGS, INC.
Notes to Consolidated Financial Statements - (Continued)
(in thousands, except share data - unaudited)


                              September 30    December 31
                                 2000            1999
                              ------------    -----------
Current Assets:
       Holdings                 $   402         $   385
       YAC and Subsidiary        18,847          30,060
       YAC.ECOM                      52              98
                                -------         -------
           Consolidated         $19,301         $30,543
                                =======         =======

Noncurrent Assets:
       Holdings                 $ 2,242         $ 2,358
       YAC and Subsidiary        16,487          12,520
       YAC.ECOM                      --              --
                                -------         -------
           Consolidated         $18,729         $14,878
                                =======         =======

Current Liabilities:
       Holdings                 $    --         $    --
       YAC and Subsidiary        22,778          28,794
       YAC.ECOM                      22             106
                                -------         -------
           Consolidated         $22,800         $28,900
                                =======         =======

Noncurrent Liabilities:
       Holdings                 $    --         $    --
       YAC and Subsidiary        80,485          80,000
       YAC.ECOM                      --              --
                                -------         -------
           Consolidated         $80,485         $80,000
                                =======         =======

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

The following is a summary of the composition of revenues by revenue category for the three and six months ended September 30, 2000, and 1999:

                                     Three Months Ended           Nine Months Ended
                                       September 30,               September 30,
                                   ---------------------       ---------------------
                                    2000          1999          2000          1999
                                   -------       -------       -------       -------

CIP services                       $14,888       $14,983       $54,640       $53,823
Rebate revenues                      1,374         2,104         5,750         6,108
Postage and freight billings           493           845         1,816         2,421
                                   -------       -------       -------       -------
                                   $16,755       $17,932       $62,206       $62,352
                                   =======       =======       =======       =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenues. Revenues were $16.8 million in the third quarter of 2000, a decrease of 6.6% over the comparable quarter in 1999. On a year-to-date basis, revenues were $62.2 million, a 0.2% decrease from the same period in 1999. The decrease in revenues in the third quarter and year-to-date was primarily a result of lower rebate and premium revenues partially offset by revenues from SourceOne of $0.9 and $3.3 million respectively. The decrease in rebate revenue is attributed to a shift in promotional strategy by several key clients.

Gross Profit. The Company's gross profit for the third quarter of 2000 decreased to $3.9 million or 23.4% of revenues as compared to $5.4 million or 30.0% of revenues for the same period in 1999. Gross profits were $18.6 million or 29.9% of revenues in the first nine months of 2000 as compared to $20.5 million or 32.8% of revenues for the same period in 1999. The decline in gross profit margin was due primarily to a loss at SourceOne where the current revenue base is inadequate to absorb the cost base. Excluding the operations of SourceOne, the Company had a gross margin of 25.6% for the third quarter and 31.1% for the nine months ended September 30, 2000. This decrease in gross margin not attributable to SourceOne was primarily a result of higher information systems and technology costs incurred to provide additional services to the company's clients. These services include providing Internet processing capability, advanced e-reporting for clients and other enhancements to the company's traditional CIP offerings. Gross profit was also reduced by lower postal savings resulting from the decreased revenues.

Operating Income. The third quarter 2000 resulted in an operating loss of $0.3 million compared to operating income of $1.9 million during the corresponding period of 1999. Year-to- date operating income was $4.7 million or 7.5% of revenues as compared to $8.9 million or 14.3% of revenues for the first nine months of 1999. The decrease in the quarter and year-to-date operating income is primarily attributable to SourceOne expenses of $0.8 and $1.9 million, respectively. SourceOne expenses included $0.5 million in non-recurring integration costs in the first nine months. Operating income excluding the operations of SourceOne was 10.7% of revenues for the nine months ending September 30,2000, a decrease from 14.2% of revenues for the same period in 1999. The remaining decrease in operating income results from the impact of the decreased gross margin and operating expenses related to the new sales and administrative headquarters in Chanhassen, Minnesota

Interest Expense. Interest expense of $2.4 million and $7.1 million for the quarter and nine month period ended September 30, 2000 was consistent with the interest expense recorded in the corresponding period last year.

Income Taxes. The Company recorded income tax benefits of $1.0 million and $0.9 million for the three and nine month periods ending September 30, 2000, respectively, as compared to an income tax benefit of $0.3 million and an income tax provision of $0.8 million, respectively, for the corresponding periods in 1999. The decrease in the tax provision is attributed to net losses in the 2000 periods.

Net Income. As a result of the foregoing factors, the Company reported net losses of $1.7 million and $1.5 million for the three and nine months ended September 30, 2000, as compared to a net loss of $0.6 million and net income of $1.3 million, respectively, for the corresponding periods in 1999.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, no amounts were outstanding under the Company's $10 million credit facility (the "Credit Facility") with Wells Fargo Bank Minnesota, N.A. ("Wells Fargo"). The Company had a stockholders' deficit of $65.6 million, and indebtedness of $80.5 million represented by the Notes and other long term financing agreements. The Company had net negative working capital of $3.5 million. For additional information with respect to the Notes, see Note 3 of the Unaudited Consolidated Financial Statements.

The Company has historically financed its operations and capital expenditures principally through cash flow from operations. The Company also maintains the Credit Facility, which is collateralized by accounts receivable and other assets as detailed below. In addition, the Company operates facilities and technology-related equipment under operating leases with third parties. See Note 4 of the Unaudited Consolidated Financial Statements for a summary of Company commitments under such operating lease agreements.

For the nine month period ended September 30, 2000, the Company's operations used cash of $4.7 million compared to cash generated of $0.6 million for the same period in 1999. The $4.7 million of cash used by operating activities in 2000 was principally the result of timing of cash payments and $1.6 million of 1999 bonus and profit sharing payments made during the first quarter of 2000 and expensed in 1999. The Company's future cash flow from operations will continue to reflect interest that will be incurred on outstanding indebtedness, including the Notes.

Net cash used in investing activities for the nine month periods ended September 30, 2000 and 1999 was $4.2 million and $.9 million, respectively. These expenditures principally relate to the acquisition of SourceOne for $1.7 million, purchases of furniture and fixtures and computer equipment needed for the new corporate headquarters in Chanhassen, Minnesota and the investment in new finance and human resource software. The Company's capital expenditure forecast for 2000 totals $3.8 million.

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

The Credit Facility was last amended on August 21, 2000 (the "Amended Facility"). The Amended Facility requires the Company to meet certain restrictive covenants including a minimum interest coverage ratio, a minimum current ratio, and minimum cumulative EBITDA. The Company was in compliance or received waivers for all such covenants as of September 30, 2000. In addition, the Credit Facility contains other covenants that, among other things, restrict acquisitions, investments, dividends, liens and other indebtedness, management fees, disposition of assets, change of voting control and guarantees. There were no amounts outstanding under the Amended Facility as of September 30, 2000.

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

For fixed rate debt, interest changes affect fair market value but do not impact earnings or cash flows. At September 30, 2000, the Company had fixed rate debt of $80.0 million. Holding other variables constant, a 1% increase or decrease in interest rates would increase or decrease the unrealized fair market value of the fixed rate debt by approximately $1.2 million.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         Not applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

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

                  10.0 Fourth Amendment to Credit Agreement between Young America Corporation and Wells Fargo bank, National Association dated August 21, 2000.

                  10.1     Wells Fargo Bank Waiver dated November 2,2000.

                  27       Financial Data Schedule

         b)       Reports on Form 8-K - None

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.



 Date:  November 9, 2000         By:       /s/  CHARLES D. WEIL
                                      ----------------------------
                                 Name:  Charles D. Weil
                                 Title: President

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


                                 Young America Holdings, Inc.


 Date:  November 9, 2000         By:       /s/  CHARLES D. WEIL
                                      ----------------------------
                                 Name:   Charles D. Weil
                                 Title:  President

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