Form 10-K405
period 2000-12-31
YOUNG AMERICA CORP; YOUNG AMERICA HOLDINGS INC
filed 2001-03-30
CIK 1058951, 1058952

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          -----------------------------

                                    FORM 10-K


                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM _______ TO _______

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

All of the outstanding shares of common stock of Young America Corporation are owned by Young America Holdings, Inc. ("Holdings"). The aggregate fair market value of Holdings voting and non-voting common stock held by non-affiliates of Holdings as of March 15, 2001, based upon the good faith determination of the Board of Directors, was approximately $0. For purposes of this disclosure, shares of common stock held by officers and directors of Holdings have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes. The number of shares outstanding of Holdings' common stock as of March 15, 2000 was 1,884,988.

                                     PART I

FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K contains forward-looking statements that involve risk and uncertainties. All statements, other than statements of historical facts included in this Annual Report on Form 10-K, including, without limitation, statements regarding the future financial position of Young America Holdings, Inc. ("Holdings") and its wholly owned subsidiary, Young America Corporation ("Young America" or "YAC" and, together with Holdings, the "Company"), business strategy, budgets, projected costs and plans and objectives of management for future operations are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe," or similar words. Those forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those contemplated by the forward-looking statements. Important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements are discussed under the heading "Management Discussion and Analysis of Financial Condition and Results of Operations" in
Part II of, and elsewhere in, this Annual Report on Form 10-K. All subsequent written and oral forward-looking statements attributable to Young America or Holdings or persons acting on their behalf are expressly qualified in their entirety by these factors.

ITEM 1.  BUSINESS

GENERAL

     The Company provides a wide range of consumer interaction processing ("CIP") services to large (generally Fortune 1000) consumer product and consumer service companies. The Company's CIP services provide a link between its clients and their customers for numerous types of marketing programs, including rebate programs, purchase reward or premium programs, sweepstakes programs, product sampling programs and customer loyalty/membership programs.

     The Company's services include (a) receiving and processing orders received via United States Postal Service ("USPS"), fax, telephone (live operator and Interactive Voice Response) and the Internet, (b) fulfillment (warehousing, inventory management; packing and delivery of products, premiums, samples and rebate checks to consumers), (c) data gathering, analysis and reporting and (d) customer service (including receiving and responding to consumer inquiries). The Company provides numerous other services, including specialty printing and sweepstakes management.

     As of December 31, 2000, the Company was processing approximately 1,400 client marketing programs. The Company's more than 200 clients include companies such as Hewlett-Packard, Sprint PCS, Anheuser-Busch, Best Buy, General Mills, R.J. Reynolds, Nestle, Target, McDonald's and Pepsi-Cola.

     In January 2000, Holdings, through its wholly owned subsidiary, SourceOne Worldwide, Inc. ("SourceOne"), acquired certain assets and liabilities of SourceOne Worldwide, LLC. SourceOne is a marketing services company located in Denver, Colorado. Revenues of SourceOne declined in 2000 with the loss of several key clients. In the fourth quarter of 2000, the Board of Directors of YAC approved a plan to close the SourceOne facility in Denver, Colorado, and discontinue the operations of SourceOne. The Company expects to complete the closing of SourceOne prior to the end of the second quarter of 2001.

     Prior to November 25, 1997, all of the capital stock of Holdings (formerly known as Young America Corporation) was owned by its former chairman and chief executive officer and certain trusts for the benefit of members of his family. On such date, Holdings effected a recapitalization ("Recapitalization") pursuant to which an investor group, comprised of DB Capital Partners, Inc. ("DBCP") (formerly BT Capital Partners, Inc.), Ontario Teachers' Pension Plan Board ("OTPPB"), and members of management, purchased newly issued shares of common stock of Holdings. Substantially all of the business and assets of Holdings were transferred to a newly formed subsidiary of Holdings, Young America Corporation, and Holdings changed its name to Young America Holdings, Inc. In connection with the Recapitalization, YAC issued $80 million of 11 5/8% Senior Subordinated Notes due 2006.

     Young America was incorporated in Minnesota in 1997 as a subsidiary of Holdings, a Minnesota corporation founded in 1972. The Company's principal office is located at 18671 Lake Drive East, Chanhassen, MN 55317 and its telephone number is (952) 294-6000.

BUSINESS STRATEGY

     The Company's business strategy is based on the following components:

     Emphasis on Integrated and Custom Design Services. Young America focuses on providing effective and integrated CIP services across multiple communication channels (including the Internet, USPS, fax and telecommunications) to large consumer product manufacturers, retailers and consumer service companies. The Company's ability to integrate a wide variety of specific services across multiple channels allows it to work more closely with its clients in the custom design of efficient processing solutions for all types of marketing programs, especially complex marketing programs that require a significant amount of contact with the consumer or that offer the customers a wide range of options.

     The Company believes its custom design capabilities are a competitive advantage. The Company also believes that its ability to design custom services results in more efficient planning and invoicing of services provided by the Company and a greater ability to reliably estimate the profitability of each marketing program serviced.

     Ability to Manage Complex Marketing Programs. The Company has observed a trend among its clients toward more complex marketing programs. Consumer-oriented companies have sought to differentiate themselves from their competitors by offering more sophisticated marketing programs that appeal to targeted audiences and emphasize customer loyalty and repeat purchases. One of the Company's strategies is to concentrate on these complex marketing programs.

     Complex marketing programs frequently involve increased and more complex consumer interactions that are designed to provide the Company's clients with the ability to obtain specific and detailed customer data. Complex marketing programs involve the integration of dozens of custom-designed process steps across multiple interactive channels of communication. High-volume programs involve the processing of several million orders received through multiple channels and the distribution of millions of items to client customers.

     Focus on New Communication Channels. In recent years, the Company has identified a significant strategic shift among its clients from traditional "mass marketing" toward target marketing that utilizes newer channels of communication such as the Internet. The Company's CIP services provide a platform for targeted marketing efforts and efficient utilization of the newer communication channels.

     The Company offers a wide variety of services in support of customer Internet promotions. Specifically, the Company's multiple services enable online continuity, loyalty, premium, sampling, sweepstakes and rebate programs. Also, the Company's services support full-scale e-commerce initiatives including site development, order processing, fulfillment, customer care and return processing. In addition, the Company provides secure access to order information for clients and consumers, as well as flexible web-based reporting and analysis for clients. Because the Company believes that its clients have found Internet programs to be both effective and efficient, the Company is committed to increasing its Internet-based competencies and capabilities.

     Strong, Established Relationships with Clients Having High Volume Programs. The Company focuses on building strong relationships with a large number of major consumer-oriented companies in the United States. The Company believes it is particularly well positioned in the packaged goods, high-technology consumer products, telecommunications and retail industries. Of the Company's 25 largest clients in 2000, 16 have been clients for more than three years.

     The Company concentrates on attracting and retaining clients that need CIP services to support high-volume marketing programs on a recurring basis. Because of their nature, high-volume marketing programs contribute to higher revenues and improved profit margins.

     Management believes that the Company's ability to provide CIP services for high-volume and complex marketing programs has been a significant factor in its ability to attract large new clients. Recent new clients include Western Digital, Nabisco, Inc., Verizon Wireless, Circuit City, Walt Disney Company and eMachines.

     Sophisticated Information Systems. The Company developed and operates a proprietary software system, known as Promotion Administration Leader, or "PAL," which allows the Company to process a greater number and variety of complex marketing programs. The system increases operational efficiencies and enhances the Company's ability to track orders through each step of the order-handling process and to accurately invoice its clients for services provided by the Company. PAL is also the key integration point with Internet programs processed by the Company.

     The Company offers its customers e.Reporting, a comprehensive on-line reporting of promotional activity, and e.Analysis, an on-line tool that gives clients the ability to access and analyze promotional information at the consumer level.

     The Company uses advanced telecommunications equipment using point-to-point DS3 and T1 lines for networking. The Company also uses ACD software for call forecasting, routing and accounting, Interactive Voice Response and Outbound Dialer equipment.

     Anticipate Clients' Evolving Needs and Respond. The Company strives to anticipate the needs of its clients and develop new or enhanced services to meet those needs. For example, in anticipation of client needs, the Company upgraded its information processing capabilities and broadened its ability to process orders by Internet and electronic data transmission, facsimile and telephone (including live operator and Interactive Voice Response).

     Highest Operational Standards. Nearly all of the Company's core services for client marketing programs involve an interaction with a consumer. It is of critical importance to the Company's clients that administration of marketing programs be performed consistently, accurately, courteously and in a timely manner. The Company believes that these factors are the main factor in a consumer-oriented company's decision to award the administration of one or all of its marketing programs. The Company seeks to achieve the highest quality level of service through careful analysis and design of the steps involved in delivering services and through the stringent process controls it builds into the processing plan for each marketing program it manages.

     Young America Corporation became the first fulfillment provider of its size to receive COPC-2000(R) certification for all its call centers and fulfillment operations in 2000. COPC-2000 is recognized as the leading standard for excellence in customer service for call centers and fulfillment operations.

MARKETING PROGRAMS SUPPORTED

     The Company provides its CIP services in connection with various marketing programs being conducted by its clients, including the following:

     Premium Programs. Premium incentive promotions generally allow consumers to exchange proofs of purchase for gift items or premiums offered by the Company's clients. This type of promotion is used to increase sales of client products. Premium programs range from short-term promotions to complex long-term loyalty or continuity programs. Premiums offered range from a small gift item such as a T-shirt or a compact disc to large gift items such as a mountain bike or a leather jacket. The Company assists its clients in planning for proper inventory levels before a promotion begins by helping its clients forecast redemption rates. The Company's packaging experts recommend packaging materials that are both cost-effective and well suited for the premium items involved in the program, and the Company handles the shipping of such items to consumers.

     Rebate Programs. Rebate offers provide an incentive to consumers to try new or existing products and services as well as creating an opportunity for consumer-oriented companies to gather information about consumers including their buying behavior and preferences. Young America's rebate processing services allow clients to cost-effectively fulfill rebate requests with laser-printed, customized checks and to collect consumer data on product choice. The Company offers a selection of funding options for effective cash management by its clients.

     Sweepstakes Programs. Sweepstakes, games and contests are used to generate high levels of consumer interest in a featured product. The Company has been engaged in the administration of sweepstakes for more than 18 years. The sweepstakes process is subject to stringent regulatory scrutiny that often necessitates involvement of third parties other than the client sponsoring the sweepstakes. The Company, in addition to receiving and processing entries, ships the prizes awarded and provides most of the services needed to manage sweepstakes and gaming programs, including bonding, registration, judging, random drawing, affidavits and tax reporting.

     Product Sampling Programs. Sampling programs offer clients a way to encourage the use of new or established products. The Company manages a variety of sampling programs involving consumer requests received via mail, direct phone calls, or the Internet. At its clients' request, the Company can also implement sampling programs by sending products to consumers identified from client-supplied databases. YAC also provides bulk shipments of sample products to distribution centers or retailers.

     Other Programs. The Company also supports a number of other programs, including stand-alone call center/customer service, warranty registration, inventory management and distribution of in-store promotional materials to retailers, retailer rebate programs, manufacturer sales incentive programs and administration of gift certificate programs.

SERVICES PROVIDED

     The Company provides an integrated mix of CIP services that can be customized to meet client-specific needs for a wide variety of marketing campaigns. These services include the following:

     Inbound Order Processing. The Company offers high-quality, flexible processing of consumer orders received via a variety of channels including Internet, mail, facsimile, electronic file transfer and telephone through its call centers which use both live operators and Interactive Voice Response technology. Orders include mailed-in submissions for premium programs (including submission of proofs of purchase in paper or other forms) and for rebates and telephone requests for literature or product samples. Specific inbound order processing services performed by the Company include: (i) receipt and handling of inbound mail submissions, (ii) checking of received entries and correspondence with consumers to ensure qualification, (iii) promotion security and fraud detection through address verification, (iv) data entry processing by key entry and high-speed scanning technology, (v) import of data via electronic file transfers or download from Internet sites (vi) transcription of Interactive Voice Response-captured inbound orders and (vii) processing and accounting of consumer check and/or credit card transactions for marketing programs involving consumer payments.

     Outbound Order Processing (Fulfillment). Outbound units include rebate checks, sales literature, merchandise, premiums and product samples. In each of the last three years, the Company issued more than 22 million rebate payments, generating checks utilizing its own internal laser printing capabilities. Merchandise units are processed through various stages of the Company's handling system, including product receiving, warehousing, assembly, repackaging and shipment. Merchandise and paper items are shipped through a U.S. post office located on the Company's premises, as well as through shippers such as United Parcel Service and freight consolidators for certain larger items.

     Database Development and Management. The Company's information systems and technology allow it to gather, process and analyze information about consumer behavior and preferences. The Company assists its clients in developing the databases necessary to build targeted marketing campaigns. The Company offers its customers e.Reporting, which provides comprehensive on-line reporting of promotional activity, and e.Analysis, an on-line tool that gives clients the ability to query and analyze promotional information at the consumer level.

     Customer Service. Customer service is an integral part of any consumer interaction program. The Company's consumer affairs group is dedicated to the professional handling of mail, telephone, facsimile and Internet commerce queries of many types. Using its on-line database, the Company can determine the status of any consumer order and respond promptly to any special situation, answer questions about offers, arrange replacement shipments and identify the status of a consumer's order or submission. The Company has the hardware capacity to receive up to 30 million live calls annually and an additional 190 million calls utilizing Interactive Voice Response abilities. The Company's use of sophisticated communications technology, integrated with its consumer information databases, enhances the effectiveness of customer service personnel in handling consumer inquiries and data-gathering activities. In 1999, the Company enhanced its customer service capabilities to include on-line order status for consumers. With this service, consumers are able to check the status of their order on-line without requiring interaction with a customer service representative. This service increases customer satisfaction and reduces the interaction cost per inquiry.

     Printing. The Company's printing services include high-speed laser printing, ink jet, and thermal (PVC cards) printing.

TECHNOLOGY

     Young America strives to incorporate the latest technology in its business operations, including the software system and call center technology described below:

     Promotion Administration Leader (PAL). Young America's proprietary software system, known as Promotion Administration Leader, or "PAL," is fully integrated into all stages of the Company's management of a marketing program, including inbound order processing, outbound order processing and customer service. PAL enables the Company to monitor individual order processing and to respond promptly to customer service inquiries. The system also allows the Company and its clients to measure the results of an ongoing promotion program. In addition, the Company's clients, either directly or through the Company's data analysis services, can use the data captured by PAL to refine their consumer information databases and enhance future promotional activities. The PAL system provides clients with the ability to acquire, store and quickly retrieve information about individual consumers and their buying habits.

     The Company's computer system is supported by multiple high-end UNIX servers that house the PAL database and direct and control network data flow among the Company's approximately 45 servers and approximately 1,500 personal computers. The Company purchases or leases its servers and personal computers from major computer manufacturers such as Sequent Computer Systems, Inc. and Compaq Computer Corporation.

     PAL was also designed to accommodate the continually changing technology environment. New features are frequently added to the existing PAL applications. The Company has taken advantage of PAL's system flexibility by enhancing PAL to provide clients with Internet capabilities such as web-based reporting and self-service customer modules. Also, additional hardware support can easily increase PAL's capacity. Data stored by the PAL system is protected by frequent backup to redundant off-site systems maintained by the Company.

     Call Center Technology. The Company seeks to employ the most current telecommunications technology available. It maintains relationships with leading U.S. telecommunications carriers, utilizing advanced toll-free and toll-paid network services such as automatic number identification (ANI), dialed number information service (DNIS), on-line routing control service, next-available agent call processing, network messaging and call prompting and network-based call transferring applications. The Company also employs automatic call distributor (ACD) switches with advanced call routing features and computer telephone integration (CTI) technology. The Company's Interactive Voice Response system uses text-to-speech and voice recognition technology. The Company's dedicated fiber-optic links integrate its telecommunication capabilities into a single company-wide system.

INDUSTRY OVERVIEW AND COMPETITION

     The Company is not aware of a service or individual analyst specializing in the tracking of the consumer interaction processing industry. The Company believes that this may be because the industry is very fragmented and evolving with recent elements including the Internet, e-fulfillment, and certified customer care. The Company believes that it may be one of only a few companies that characterize themselves as "consumer interaction processors" rather than identifying themselves with other specific industries such as teleservices, fulfillment or marketing services. The Company's positioning of consumer interaction specialist encompasses the multiple capabilities and integrated channels of communication evolved from what was formerly known as promotion fulfillment.

     Although direct industry data is not available, the services provided by the Company can be viewed in the context of overall consumer promotional spending by its clients. Levels of client spending for consumer promotion activities reflect what the Company believes is a trend among consumer-oriented companies that shows an increase in targeted marketing promotional activities and activities necessitating interaction with consumers, and a preference for one-to-one marketing as compared to the mass-marketing approaches used in general-market advertising.

     The market in which the Company competes is highly competitive and fragmented and includes multiple competitors. These competitors include small firms offering specific applications, divisions of large entities and large independent firms. The Company believes the primary competitive factors are quality of service, ability to execute high-volume and complex programs, price and timeliness of service execution.

WORKFORCE

     The Company's workforce consists of approximately 940 full-time employees supplemented by part-time employees and independent contractors. Contract employees are obtained through agreements with independent employment agencies. Independent contractors work flexible hours on an as-needed basis from their homes. The independent contractors perform such duties as checking order submissions and hand-keying data. In 2000, the Company's active workforce varied from approximately 2,000 to 3,000, depending on the volume of processing activity. The Company's flexible workforce enables it to maintain a significant proportion of its labor cost as a variable cost, while being able to respond effectively to variations in processing volumes throughout the year. None of the Company's employees are unionized.

ITEM 2.  PROPERTIES

    The Company's facilities are as follows:

                                                             APPROXIMATE
LOCATION                     FUNCTION                       SQUARE FOOTAGE          OWNED/LEASED          LEASE EXPIRATION
--------                     --------                       --------------          ------------          ----------------
Young America, MN........    Administrative offices and        161,900               Owned (1)                   --
                             warehouse -- inbound and
                             outbound processing and
                             customer service
Glencoe, MN..............    Warehouse and outbound             97,100                 Leased            September 30, 2002
                             processing
Mankato, MN..............    Inbound processing and             54,200                 Leased               June 30, 2004
                             customer service
Chanhassen, MN...........    Corporate headquarters and         40,291                 Leased             February 28, 2010
                             information systems
                             applications development
Oklahoma City, OK........    Call center                        25,000                 Leased             January 31, 2004
Denver, CO (2)...........    Warehouse, outbound               129,835                 Leased               May 31, 2004
                             processing

------------

(1)  Owned by Holdings and leased to Young America.

(2) The Company plans to cease operations of the Denver facility prior to the end of the third quarter of 2001. The Company is evaluating options to sublet the space to a third party.

     The Company believes that its property and equipment are generally well maintained and in good condition and that it has or can quickly acquire sufficient capacity for its current and projected operational and warehousing needs.

ITEM 3.  LEGAL PROCEEDINGS

     The Company, from time to time, is involved in litigation incidental to the conduct of its business. The Company believes that no litigation pending against it will have a material adverse effect on its financial condition or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     All of the outstanding common stock of Young America is owned by Holdings. There is no established public trading market for Holdings' Class A Common Stock, Class B Common Stock or Class C Common Stock. At March 15, 2001, there were eight holders of record of Class A Common Stock, one holder of record of Class B Common Stock and one holder of record of Class C Common Stock. Holdings has never declared or paid dividends on its capital stock and does not anticipate doing so in the foreseeable future. For additional information, see "Security Ownership of Certain Beneficial Owners and Management" in this Annual Report of Form 10-K.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

     The following tables present selected financial data for each of the years in the five-year period ended December 31, 2000, and as of the end of each of such years. The financial data as of December 31, 2000 and 1999 and for the years ended December 31, 2000 and 1999 are derived from and should be read in conjunction with the audited financial statements of Holdings and the related notes thereto included elsewhere in this Annual Report on Form 10-K. The selected financial data as of December 31, 1996, 1997, and 1998, and for the years ended December 31, 1996 and 1997 are derived from audited financial statements of Holdings that are not included herein.

                                                    YEAR ENDED DECEMBER 31,
                                                        (IN THOUSANDS)

                                        2000        1999       1998       1997       1996
                                      --------    --------   --------   --------   --------
STATEMENT OF OPERATIONS DATA:
Revenues.........................     $ 80,623    $ 82,747   $ 64,595   $ 70,085   $ 51,525
Cost of revenues.................       57,370      55,848     49,434     40,447     31,393
                                      --------    --------   --------   --------   --------
Gross profit.....................       23,253      26,899     15,161     29,638     20,132
Selling expenses.................        6,999       6,021      6,059      5,504      4,610
General and administrative
  expenses ......................        9,804       9,348      5,798      9,754      7,140
Compensation charges attributable
  to Recapitalization............           --          --        (43)    17,924         --
Restructuring charge ............        3,589          --        850         --         --
                                      --------    --------   --------   --------   --------
Operating income (loss)..........        2,861      11,530      2,497     (3,544)     8,382
Interest expense.................       (9,893)     (9,789)   (13,095)    (1,029)       (91)
Interest income..................          566         675        666      1,038        201
Transaction costs attributable to
  Recapitalization...............           --          --         --     (1,967)        --
Other expense....................         (119)        (47)      (182)        --        (60)
                                      --------    --------   --------   --------   --------
Income (loss) before income
  taxes .........................       (6,585)      2,369    (10,114)   (5,502)      8,432
Provision (benefit) for
  income taxes ..................       (2,469)        877     (3,742)       423         --
                                      --------    --------   ---------  --------   --------
Net income (loss)................     $ (4,116)   $  1,492   $ (6,372)  $ (5,925)  $  8,432
                                      ========    ========   =========  ========   ========

UNAUDITED PRO FORMA INCOME TAX
DATA(A):
Income (loss) before income
  taxes .........................                                       $ (5,502)  $  8,432
Provision for (benefit from)
  income Taxes...................                                         (1,308)     3,120
                                                                        --------   --------
Pro forma net income (loss)......                                       $ (4,194)  $  5,312
                                                                        ========   ========

OTHER FINANCIAL DATA:
EBITDA, as adjusted (b)..........     $  5,046     $ 13,494  $  4,511   $ (1,956)  $  9,578
EBITDA, as adjusted, margin (c)..          6.3%        16.3%      7.0%      (2.8%)     18.6%
Capital expenditures.............     $  3,069     $  1,249  $  2,374   $  3,330   $  1,739
Depreciation and amortization (d)        2,252        1,964     2,014      1,588      1,196
Cash interest expense (e)........        9,452        9,353     9,450        981         91
Ratio of earnings to fixed
  charges(f) ....................           --          1.2x       --         --       13.1x



                                                       AS OF DECEMBER 31,
                                                        (IN THOUSANDS)

                                         2000        1999       1998       1997      1996
                                       --------    --------   --------   --------  --------
BALANCE SHEET DATA:
Cash and cash equivalents........     $  7,601    $ 13,633   $ 12,220   $ 17,940   $ 20,573
Working Capital (deficit)........       (6,289)      1,643        (40)    11,136      5,823
Total assets.....................       43,620      45,421     45,662     41,742     36,443
Total debt.......................       80,000      80,000     80,000     80,000         --
Redeemable Class A Common Stock..          303         734        890      7,380         --
Stockholders' (deficit) equity...      (68,216)    (64,213)   (65,729)   (65,057)    12,073


(a) For years ended on or prior to December 31, 1997, this information reflects the pro forma income tax provision that would have been provided had the Company been a C corporation rather than an S corporation for income tax purposes.

(b) EBITDA, as adjusted, represents earnings before interest expense, other income (expense), income taxes, depreciation and amortization. Data for EBITDA, as adjusted, is included because management understands that such information is considered by certain investors as an additional basis on which to evaluate the Company's ability to pay interest, repay debt and make capital expenditures. EBITDA, as adjusted, does not reflect deductions for interest, other expense, income taxes, depreciation and amortization, each of which can significantly affect the Company's results of operations and liquidity and should be considered in evaluating the Company's financial performance. EBITDA, as adjusted, is not intended to represent and should not be considered more meaningful than, or an alternative to, measures of operating performance determined in accordance with generally accepted accounting principles.

(c) EBITDA, as adjusted, margin represents EBITDA, as adjusted, as a percentage of revenues.

(d)  Excludes amortization of deferred financing costs.

(e)  Cash interest expense excludes amortization of deferred financing costs.

(f) The ratio of earnings to fixed charges has been calculated by dividing income before income taxes and fixed charges by fixed charges. Fixed charges for this purpose include interest expense, amortization of deferred financing costs and one third of operating lease payments (the portion deemed to be representative of the interest factor). For the years ended December 31, 2000, 1998, and 1997, earnings were inadequate to cover fixed charges by $6,585, $10,114, and $5,502, respectively. The shortfall for the year ended December 31, 2000 was largely attributable to operating losses in the SourceOne subsidiary and a $3.6 million restructuring charge. The shortfall for the year ended December 31,1998 was largely attributable to a full year of interest expense on debt incurred in connection with the Recapitalization, amortization and write-off of deferred financing costs of $3.6 million and a one-time reserve for the termination of Interactive Voice Response leases of $850. The shortfall for the year ended December 31, 1997 was attributable to fees and expenses incurred in connection with the Recapitalization, including compensation charges of $17,924 for bonuses and phantom stock payments and transaction fees and expenses of $1,967.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following information should be read in conjunction with the "Selected Consolidated Financial Data" and the historical consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K. Certain risks and uncertainties relating to the Company's business are described in the footnotes to the consolidated financial statements under the caption "Significant Risks and Uncertainties."

OVERVIEW

     The Company derives its revenues principally from three sources: service fees, rebate billings and postage and freight billings. Service fees are billed to clients primarily for (i) order processing (including the handling of mail, telephone calls, facsimiles and e-mail received from consumers), (ii) fulfillment (including the delivery of product premiums and samples as well as rebate checks to consumers), (iii) data gathering, analysis and reporting, and
(iv) related customer service (including receiving and responding to consumer inquiries). Rebate billings are generated when the Company bills clients for the face amount of rebate checks issued by the Company under certain rebate programs. Postage and freight billings relate to the fulfillment of rebate checks and/or shipments of merchandise under premium and product sampling programs.

     In connection with approximately 30% of the aggregate dollar amount of checks issued under rebate programs for which the Company has provided CIP services, the Company has entered into contractual arrangements with its clients providing that the Company would fund from the Company's own working capital the payment of rebates offered by the clients. In such cases, the face amount of the rebate checks issued to consumers is then billed to the Company's clients. As is typical in the industry, a portion of checks issued to consumers are not cashed, and, under the contractual arrangements with clients, the Company retains the amount of the uncleared checks, which the industry refers to as slippage, and is recognized as revenue by the Company. In those situations where the Company has not been asked to use its working capital to fund rebate programs, the Company generally quotes higher service fees for client-funded rebate programs in order to offset the lack of slippage to be retained by the Company. Thus, a change in the mix of rebate programs from Company-funded to client-funded should not have a material impact on the Company's reported gross profit unless there also occurs a substantial change in the overall volume of rebate programs handled by the Company for its clients.

     The Company recognizes as revenue the margin associated with the amount billed to clients for shipping merchandise premiums and samples and for mailing rebate checks. Such billings are generally based upon standard rates that approximate those that would be charged to such clients by the United States Postal Service or other delivery services. The Company realizes a margin on postage and freight revenues because it pays lower rates to the delivery services reflecting (i) discounts available to the Company for performing various sorting and other tasks and (ii) the high-volume of mail and other shipments sent by the Company for all its clients in the aggregate.

     In recent years, the Company has focused its marketing efforts on the execution of high volume and/or complex marketing programs for its clients. In particular, the Company has (i) attempted to focus its efforts on existing and prospective clients that have the potential for generating large revenue for the Company, (ii) invested resources to develop a sophisticated management information system that can manage multiple, varying, high-volume marketing programs, and (iii) adopted a pricing strategy in part predicated on earning margins approximately reflecting its ability to execute high volume and complex marketing programs. Marketing budgets in large companies tend to decline during general downturns in the economy. As a result, the market for CIP services may also decline during periods of economic weakness. If any economic downturn results in changes in clients' marketing strategies, the number of complex or high volume marketing programs processed by the Company may decrease significantly, which could harm the Company's business and financial results.

     Although the Company's operating results are not subject to seasonality, the Company's quarterly revenues and profitability can be impacted by the timing of its clients' programs, the availability of client-provided merchandise to fulfill consumer requests or clients' decisions not to repeat specific marketing programs. Program timing can affect quarterly revenues and profitability because most of the marketing programs that the Company supports are short in duration. The Company's activity level on a particular marketing program is often concentrated around the consumers' final response date under the program, so that the Company's revenues from a high-volume program may be concentrated in one or two quarters. In addition, with premium programs, the volume of consumer requests can be difficult to predict. To the extent clients have under-estimated the consumer response to their programs and have not provided the Company with sufficient quantities of merchandise, the Company may not be able to fulfill all consumer requests in a timely manner. Consequently, the Company may be delayed in performing a portion of its services and recognizing the related revenue. In such situations, however, the Company often handles increased consumer inquiry calls to the Company's call centers and may mail delay card and order acknowledgment correspondence to consumers. For providing these extra services, the Company will derive additional revenue and gross profit from service fees.

     The marketing programs undertaken by the Company's clients can vary significantly in timing, size and type, resulting in variations in requirements for labor, facilities and equipment. The Company seeks flexibility in the way that it obtains these resources in an effort to effectively manage both service and cost. The Company's operations are very labor intensive, with labor costs representing approximately 67% of processing and servicing costs and 71% of selling, general and administrative expenses in 2000. The Company's use of a flexible labor force, including part-time employees and independent contractors, makes its processing and servicing expense structure more variable. The shortage of labor availability in recent years has been a challenge for the Company and can have an adverse affect on service levels or margins as wage rates are driven by companies competing for the same labor resources. The Company continues to explore staffing options and employment incentive programs to attract and retain qualified employees.

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

RESULTS OF OPERATIONS

THE YEAR ENDED DECEMBER 31, 2000 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1999

     Revenues. Revenues for the year ended December 31, 2000 decreased by $2.1 million (2.5%) to $80.6 million from $82.7 million for the year ended December 31, 1999. Excluding SourceOne revenues from the date of acquisition, the Company's revenues decreased by $5.9 million or 7%. The decrease in revenues was largely attributable to declines in four key clients that reduced or eliminated rebate programs. YAC continues to provide services to three of these four clients at reduced levels. Revenue from other existing clients was approximately the same as in the prior year. Although the Company added 12 new clients in 2000, programs for most of these clients did not begin until late in the year and did not provide significant revenue in 2000.

     Gross Profit. Gross profit for the year ended December 31, 2000 was $23.3 million, a decrease of $3.6 million (13%) from the year ended December 31, 1999. Gross profit as a percent of revenues was 28.8%, a 3.7 percentage point decline from the gross profit margin in 1999. In 2000, gross profit excluding the operations of SourceOne, was $23.5 million, with a 30.5% margin as a percent of revenues. This decline represents a decrease of $3.4 million or 2.0 margin points from the Gross Profit reported in the year ended December 1999. The primary cause of the margin decline is increased spending on information systems relating to the development and implementation of e-reporting tools.

     Selling, General, and Administrative Expenses. Selling, general & administrative (SG&A) expenses of $16.8 million were $1.4 million higher than such expenses in 1999. SG&A expenses for YAC excluding SourceOne were $14.6 million, which was $0.7 lower than SG&A expenses in the same period a year ago. The primary reason for the decline was that no bonus payment was made in 2000. Sales expense was approximately the same in 2000 as in 1999. General and administrative expenses increased 2% reflective of wage inflation.

     Asset Impairment and Other Charges. Asset impairment and other charges of $3.6 million were recorded in December 2000 as a result of the decision to close SourceOne and effect a workforce reduction. During the fourth quarter of fiscal 2000, the board of directors of the Company approved a plan to exit the SourceOne business and recorded a related asset impairment and other charge of approximately $2,500. The charge consisted of noncancellable lease obligations ($790), goodwill impairment ($630), machinery and equipment write-downs ($740), severance costs ($240) and other facility closing costs ($100). Costs incurred and charged to the reserve as of December 31, 2000, amounted to $100 for lease obligations and other facility closing costs. The Company expects to complete the restructuring activities by the end of the second quarter of fiscal 2001. Also during the fourth quarter of fiscal 2000, the Company approved a plan to reduce its workforce by 20 employees, including direct labor positions and administrative positions. The reduction was to achieve an appropriate level of support personnel relative to the Company's operations and future business requirements. The Company recorded charges of $1,100 for severance costs related to the workforce reductions. No amounts have been paid out related to these charges as of December 31, 2000. The company expects to complete all severance payments by the end of 2001, except for two severance agreements through 2002.

     Interest Expense and Interest Income. Interest expense for the year ended December 31, 2000 was $9.9 million, a 1% increase from the 1999 interest expense of $9.8 million. The $9.9 million of interest expense in 2000 included (i) $9.3 million of interest on the Company's $80,000 of 11 5/8% Senior Subordinated Notes due 2006 ("Notes), (ii) $.4 million amortization of deferred financing costs related to issuing the Notes, and (iii) $0.2 million of other interest associated with non-usage fees associated with the Company's bank credit facility and interest on capital leases. Interest income was $0.6 million in 2000, a decrease of $0.1 million from 1999 that reflected lower interest earned on lower average balances in the Company's cash investment account.

     Income Taxes. The Company recorded an income tax benefit of $2.5 million for the year ended December 31, 2000, as compared to an income tax provision of $0.9 million for the same period in 1999.

     Net Income. As a result of the foregoing, the Company recorded a net loss of $4.1 million in 2000 as compared to net income of $1.5 million in 1999.

THE YEAR ENDED DECEMBER 31, 1999 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1998

     Revenues. Revenues for the year ended December 31, 1999 increased by $18.2 million (28.1%) to $82.7 million from $64.6 million for the year ended December 31, 1998. This increase was largely attributable to revenues from new clients and a full year of revenues from clients added in the second half of 1998 and an increase in revenues from existing clients. In particular, the Company experienced an increase in revenues from retail and technology-related clients that run high-value rebate programs and require integrated services, including inbound order processing, outbound fulfillment of rebate checks, call center customer services and data management and reporting services.

     Gross Profit. The Company's gross profits increased 77% to $26.9 million for the year ended December 31, 1999 from $15.1 for the year ended December 31, 1998. As a percentage of revenues, gross profit increased to 32.5% in 1999 from 23.5% in 1998. The increase was a result of the Company's focus on containing costs and increasing productivity and on ensuring client pricing sufficient to obtain profitability targets established by the Company. In 1999, the Company was able to process increased revenues without a proportionate increase in semi-variable costs. This result was accomplished in part by realizing full-year cost savings from initiatives implemented in the second half of 1998 in addition to new initiatives undertaken in 1999. In the second quarter of 1999, the Company consolidated some inbound operations from the Mankato, Minnesota facility into the Young America, Minnesota facility and developed an outsourcing relationship to process the inbound mail sortation. In the third quarter of 1999, the Company consolidated the outbound operations by moving the packaging and warehousing operations from the Company's Winthrop, Minnesota facility to the Glencoe, Minnesota facility. The outbound consolidation allowed the Company to develop two outbound locations that provide full services including inventory receipt and storage, product packaging and shipping. The consolidation significantly reduced the need for transportation of inventory between locations and improved the packaging operational efficiencies.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $3.5 million (29.6%) to $15.4 million for the year ended December 31, 1999 from $11.9 million in 1998. The increase related primarily to a $2.5 million increase in bonus, profit sharing, and other labor-related expense.

     Interest Expense and Interest Income. Interest expense for the year ended December 31, 1999, was $9.8 million, a 25% decrease from the 1998 interest expense of $13.1 million. Interest expense in 1998 included $3.3 million of costs associated with obtaining a senior bridge credit facility (the "Bridge Facility"), which costs were fully amortized upon repayment of the Bridge Facility with the proceeds of the Notes. The $9.8 million of interest expense in 1999 included (i) $9.3 million of interest on the Company's New Notes, (ii) $.4 million amortization of deferred financing costs related to issuing the New Notes, and (iii) $.1 million of fees associated with non-usage of the Company's bank credit facility.

     Other Income and Expense. Other expense of $.1 million in 1999 was related to a loss associated with the disposal of some obsolete computer equipment in the fourth quarter of 1999. Other expense of $.2 million in 1998 was primarily related to the investigation of a potential acquisition that took place in the second quarter of 1998 and that was not pursued.

     Income Taxes. The Company recorded an income tax provision of $.9 million for the year ended December 31, 1999, as compared to an income tax benefit of $3.7 million for the same period in 1998. The increase is a result of the change in profitability.

     Net Income. As a result of the foregoing, the Company recorded a net income of $1.5 million in 1999 as compared to a net loss of $6.4 million in 1998.

LIQUIDITY AND CAPITAL RESOURCES

     For the years ended December 31, 2000, 1999, and 1998, net cash provided by (used in) operating activities was ($1.0), $2.8 million, and $.9 million, respectively. Net cash used by operations in 2000 was primarily a result of the operating income being insufficient to cover interest expense. Changes in operating working capital provided $1.5 million of cash in 2000, which resulted from an increase in collections due clients for rebate funding. Net cash provided by operating activities in 1999 was primarily a result of operating income exceeding interest expense. Changes in operating working capital used $2.0 million of cash in 1999 as a result of a reduction in non-cleared rebate checks liability. In 1998, cash provided by operating activities was significantly reduced by the payment of interest on the Bridge Facility and Notes. The Company's future cash flow from operations will continue to reflect
(i) income taxes that the Company is required to pay as a C Corporation and (ii) interest that will be incurred on outstanding indebtedness, including the New Notes.

     Net cash used in investing activities for the years ended December 31, 2000, 1999 and 1998 was $4.7 million, $1.2 million, and $2.4 million, respectively. In 2000, cash was used to fund the purchase of $3.1 million of property and equipment and $1.6 million for the acquisition of SourceOne. The capital expenditures in property and equipment were principally related to leasehold improvements, computer equipment and software, and warehousing and packaging equipment for fulfillment services including $0.9 to purchase and install a new integrated financial and human resources software package which is scheduled for use beginning in April 2001.

     Net cash used in financing activities for the years ended December 31, 2000, 1999, and 1998, was ($.3) million, ($0.1) million and ($4.3) million, respectively. Cash used in 2000 and 1999 reflects the redemption of redeemable common stock. Cash used in 1998 reflects the payment of financing costs associated with the placement of the Notes and a $.7 million payment to certain stockholders of the Company in connection with the Recapitalization. There were no shareholder distributions in 1998, 1999 or 2000. At December 31, 2000, the Company had a stockholders' deficit of $68.2 million. At such date, YAC had $80,000 of the Notes outstanding (see Note 9 of the Audited Consolidated Financial Statements).

     At December 31, 2000, no amounts were outstanding under the Company's $10.0 million bank revolving credit facility (the "Credit Facility") with Wells Fargo Bank, N.A. ("Wells Fargo"). The Credit Facility, as in effect as of such date, permitted borrowings of up to $10.0 million based on a borrowing base formula equal to 85% of Eligible Receivables less Noncleared Rebate Items net of cash and cash equivalents (as defined in the Credit Facility) and had a final maturity date of March 31, 2001. The Credit Facility does not have any commitment reductions scheduled before maturity. Borrowings under the Credit Facility accrue interest, at the option of the Company, at either Wells Fargo's base rate (9.5% at December 31,2000) or at an interest rate equal to the London interbank rate (LIBOR) for Eurodollar deposits for one-, two- or three-month interest periods (9.1%, 9.0%, or 8.9% at December 31,2000, respectively) plus 2.5%. A fee of .5% per annum is payable with respect to the unused Commitment Amount (as defined in the Credit Facility). The Credit Facility is secured by a first priority interest in accounts receivable and related general intangibles of YAC.

     On February 15, 2001, the Credit Facility was amended (the "Amended Facility"). The Amended Facility lowered the borrowing limit to $3.0 million and extended the maturity date to June 30, 2001. Borrowings accrue interest at a rate equal to Wells Fargo's Base rate (9.5 % as of December 31,2000) plus one-half of one percent per annum. The restrictive covenants were revised to require minimum cumulative EBITDA levels for the first six months of 2001 and to allow capital expenditures of up to $0.75 million and $1.5 million during the quarter ending March 31, 2001 and for the six months ending June 30, 2001, respectively. The Amendment further waived compliance with cumulative EBITDA covenants as of December 31, 2000. There were no amounts outstanding under the Amended Facility as of March 15, 2001.

     In compliance with certain state laws, the Company obtains performance bonds in connection with sweepstakes programs it manages on behalf of clients. The Company is indemnified by its clients for any obligations on those performance bonds, and the cost to the Company of obtaining the performance bonds plus a markup is billed to the clients.

     The Company will rely mainly on internally generated funds, and to the extent necessary, borrowings under the Credit Facility, to meet its liquidity needs. The Company also expects to utilize operating leases to finance its needs for facilities and certain equipment. The Company's ability to pay principal and interest on the Notes and to satisfy its other debt obligations will depend upon its future operating performance, which performance will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond the control of the Company. The Company's ability to pay principal and interest on the Notes and to satisfy its other debt obligations will also depend upon the future availability of revolving credit borrowings under the Credit Facility or any successor facility. Such availability is or may depend on, among other things, the Company meeting certain specified borrowing base prerequisites. The Company expects that, based on current and expected levels of operations, its operating cash flow, together with borrowings under the Credit Facility, should be sufficient to meet its operating expenses, to make necessary capital expenditures and to service its debt requirements as they become due for the foreseeable future. If the Company is unable to service its indebtedness, it will be forced to take actions such as reducing capital expenditures, selling assets, restructuring or refinancing its indebtedness or seeking additional equity capital. There is no assurance that any of these actions can be effected on satisfactory terms, if at all.

RECENT ACCOUNTING PRONOUNCEMENTS

     The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," January 1, 2001. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge criteria are met, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company has determined the effect of adopting SFAS 133 has not and will not have any impact on the Company's financial position or results of operations.

INFLATION

     The Company believes that inflation has not had a material impact on its results of operations for the periods and years reported. As a result of its cost-based services pricing and the short-term nature of client contracts, the Company does not anticipate that inflation will have a negative impact on its operations in the future, other than the impact that inflation may have on the economy as a whole.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to various market risks, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. The Company does not enter into derivative or other financial instruments for trading or speculative purposes.

     For fixed rate debt, interest changes affect the fair market value but do not impact earnings or cash flows. At December 31, 2000, the Company had fixed rate debt of $80 million. Holding other variables constant, a 1% increase in interest rates would decrease the unrealized fair market value of the fixed rate debt by approximately $0.7 million.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

YOUNG AMERICA HOLDINGS, INC.
AND SUBSIDIARIES

Consolidated financial statements as of December 31, 2000 and 1999 together with report of independent public accountants

                                       I

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Young America Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Young America Holdings, Inc. (a Minnesota corporation) and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Young America Holdings, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


Arthur Andersen LLP


Minneapolis, Minnesota,
February 20, 2001

                                       II

YOUNG AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                  2000         1999
                                                                                --------     --------

                                            ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                    $  7,601    $  13,633
   Trade receivables, net of allowance of $162 and $69, respectively              15,240       14,784
   Supplies inventory                                                                867          773
   Prepaid expenses and other                                                      1,130        1,275
                                                                                --------    ---------
               Total current assets                                               24,838       30,465
                                                                                --------    ---------
PROPERTY, PLANT AND EQUIPMENT:
   Land and improvements                                                             639          639
   Buildings and improvements                                                      6,235        6,085
   Machinery and equipment                                                         3,189        2,798
   Office furniture and fixtures                                                   3,583        3,147
   Electronic equipment and software                                               9,905        7,593
                                                                                --------    ---------
               Property, plant and equipment, at cost                             23,551       20,262
   Less- Accumulated depreciation                                                (14,501)     (12,725)
                                                                                --------    ---------
               Property, plant and equipment, net                                  9,050        7,537

DEFERRED FINANCING COSTS                                                           2,236        2,677

DEFERRED TAX ASSETS                                                                7,167        4,664

OTHER ASSETS                                                                         329           78
                                                                                --------    ---------
               Total assets                                                     $ 43,620     $ 45,421
                                                                                ========    =========

                                      III

YOUNG AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(CONTINUED)

                                                                                   2000         1999
                                                                                ---------    ---------
                           LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Current portion of long-term debt                                            $     321    $      --
   Noncleared rebate items                                                          9,248        8,705
   Accounts payable                                                                 2,362        1,725
   Collections due to and advances from clients                                     7,756        6,823
   Deferred income taxes                                                            2,198        2,198
   Accrued expenses-
      Interest                                                                      3,518        3,514
      Compensation                                                                  2,402        3,049
      Other                                                                         3,322        2,886
                                                                                ---------    ---------
               Total current liabilities                                           31,127       28,900

LONG-TERM DEBT (Note 9)                                                            80,000       80,000

OTHER LONG-TERM LIABILITIES                                                           406           --
                                                                                ---------    ---------
               Total liabilities                                                  111,533      108,900

COMMITMENTS AND CONTINGENCIES (Notes 5, 8 and 11)

REDEEMABLE CLASS A COMMON STOCK, as of December 31, 2000 and 1999; 13,922
   and 33,726 shares issued and outstanding, respectively (Note 6)                    303          734

STOCKHOLDERS' DEFICIT:
   Class A common stock, par value $1 per share, 3,000,000 shares authorized;
      1,255,455 shares issued and outstanding (Note 6)                              1,255        1,255
   Class B common stock, par value $1 per share, 1,500,000 shares authorized;
      442,884 shares issued and outstanding (Note 6)                                  443          443
   Class C common stock, par value $1 per share, 1,500,000 shares authorized;
      172,727 shares issued and outstanding (Note 6)                                  173          173
   Additional paid-in capital                                                      36,220       36,107
   Accumulated deficit                                                           (106,307)    (102,191)
                                                                                ---------    ---------
               Total stockholders' deficit                                        (68,216)     (64,213)
                                                                                ---------    ---------
               Total liabilities and stockholders' deficit                      $  43,620    $  45,421
                                                                                =========    =========



   The accompanying notes are an integral part of these consolidated balance sheets.

                                       IV

YOUNG AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31
(IN THOUSANDS)


                                                                  2000      1999       1998
                                                                -------    -------   --------
REVENUES                                                        $80,623    $82,747   $ 64,595

COST OF REVENUES:
   Processing and servicing                                      57,370     55,848     49,434
                                                                -------    -------   --------
               Gross profit                                      23,253     26,899     15,161
                                                                -------    -------   --------
OPERATING EXPENSES:

   Selling                                                        6,999      6,021      6,059
   General and administrative                                     9,804      9,348      5,755
   Asset impairment and other                                     3,589         --        850
                                                                -------    -------   --------
               Total operating expenses                          20,392     15,369     12,664
                                                                -------    -------   --------
               Operating income                                   2,861     11,530      2,497
                                                                -------    -------   --------
OTHER INCOME (EXPENSE):
   Interest expense                                              (9,893)    (9,789)   (13,095)
   Interest income                                                  566        675        666
   Other                                                           (119)       (47)      (182)
                                                                -------    -------   --------
               Other expense                                     (9,446)    (9,161)   (12,611)
                                                                -------    -------   --------
INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES        (6,585)     2,369    (10,114)

PROVISION (BENEFIT) FOR INCOME TAXES                             (2,469)       877     (3,742)
                                                                -------    -------   --------
               Net income (loss)                                $(4,116)   $ 1,492   $ (6,372)
                                                                =======    =======   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                       V

YOUNG AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31
(IN THOUSANDS, EXCEPT SHARE DATA)


                                            Class A             Class B           Class C
                                          common stock       common stock       common stock     Additional
                                    ----------------------------------------------------------    paid-in    Accumulated
                                      Shares      Value      Shares   Value    Shares     Value    capital      deficit    Total
                                    ----------    ------    --------  -----    -------    ------ ----------  ----------- --------
BALANCE, December 31, 1997             964,833    $  965    442,884    $443    172,727    $173   $30,024     $ (96,662)  $(65,057)
   Net loss                                 --        --         --      --         --      --        --        (6,372)    (6,372)
   Reclassification from redeemable
        Class A common stock           290,622       290         --      --         --      --     6,059            --      6,349
   Final recapitalization                   --        --         --      --         --      --        --          (649)      (649)
                                    ----------    ------    -------   -----    -------    ----   -------     ---------   --------
BALANCE, December 31, 1998           1,255,455     1,255    442,884     443    172,727     173    36,083      (103,683)   (65,729)
   Net income                               --        --         --      --         --      --        --         1,492      1,492
   Distributions to stockholders            --        --         --      --         --      --        24            --         24
                                    ----------    ------    -------   -----    -------    ----   -------     ---------   --------
BALANCE, December 31, 1999           1,255,455     1,255    442,884     443    172,727     173    36,107      (102,191)   (64,213)
   Net loss                                 --        --         --      --         --      --        --        (4,116)    (4,116)
   Distributions to stockholders            --        --         --      --         --      --       113            --        113
                                    ----------    ------    -------   -----    -------    ----   -------     ---------   --------
BALANCE, December 31, 2000           1,255,455    $1,255    442,884    $443    172,727    $173   $36,220     $(106,307)  $(68,216)
                                    ==========   =======    =======   =====    =======    ====   =======     =========   ========


  The accompanying notes are an integral part of these consolidated financial statements.

                                       VI

YOUNG AMERICA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31
(AMOUNTS IN THOUSANDS)

                                                                                       2000        1999       1998
                                                                                     -------     -------    --------
OPERATING ACTIVITIES:
   Net income (loss)                                                                 $(4,116)    $ 1,492    $ (6,372)
   Adjustments to reconcile net income (loss) to net cash provided by (used in)
      operating activities, net of acquisition affects
         Asset impairment and other                                                    1,370          --          --
         Depreciation and amortization                                                 2,693       2,394       5,660
         Deferred income taxes                                                        (2,504)        870      (3,752)
         Changes in assets and liabilities:
            Trade receivables                                                            329       1,322      (4,702)
            Supplies inventory                                                            29         (14)       (144)
            Prepaid expenses and other                                                   212        (368)       (389)
            Noncleared rebate items                                                      543      (5,361)      9,540
            Accounts payable                                                              63          (7)       (599)
            Collections due to and advances from clients                                 860         692       2,583
            Accrued expenses                                                            (512)      1,774        (877)
                                                                                     -------     -------    --------
               Net cash provided by (used in) operating activities                    (1,033)      2,794         948
                                                                                     -------     -------    --------
INVESTING ACTIVITIES:
   Purchases of property and equipment, net                                           (3,069)     (1,249)     (2,374)
   Acquisition of SourceOne, net of cash acquired                                     (1,642)         --          --
                                                                                     -------     -------    --------
               Net cash used in investing activities                                  (4,711)     (1,249)     (2,374)
                                                                                     -------     -------    --------
FINANCING ACTIVITIES:
   Long-term debt borrowings                                                             130          --          --
   Repayments of capital lease obligations                                              (100)         --          --
   Proceeds from issuance of senior subordinated notes                                    --          --      80,000
   Repayment of bridge facility                                                           --          --     (80,000)
   Redemption of redeemable Class A common stock                                        (318)       (132)       (141)
   Payments of financing costs                                                            --          --      (3,461)
   Final payment to selling shareholders                                                  --          --        (692)
                                                                                     -------     -------    --------
               Net cash used in financing activities                                    (288)       (132)     (4,294)
                                                                                     -------     -------    --------
               Net increase (decrease) in cash and cash equivalents                   (6,032)      1,413      (5,720)

CASH AND CASH EQUIVALENTS:
   Beginning of year                                                                  13,633      12,220      17,940
                                                                                     -------     -------    --------
   End of year                                                                       $ 7,601     $13,633    $ 12,220
                                                                                     =======     =======    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for interest                                                            $ 9,481     $ 9,353    $ 10,558
                                                                                     =======     =======    ========
   Income taxes paid                                                                 $     6     $     7    $     11
                                                                                     =======     =======    ========




  The accompanying notes are an integral part of these consolidated financial statements.

                                      VII

YOUNG AMERICA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1        THE COMPANY AND NATURE OF BUSINESS

Young America Holdings, Inc. (Holdings) and its wholly owned subsidiaries, Young America Corporation (YAC) YAC.Ecom Incorporated and SourceOne Worldwide, Inc. (SourceOne) (collectively, the Company) provide a wide range of consumer interaction processing (CIP) services to consumer product and consumer service companies. The Company's CIP services provide a link between consumer-oriented companies and their customers for numerous types of marketing programs including rebate programs, purchase reward or premium programs, sweepstakes, product sampling programs and warranty registration programs. The Company provides a variety of services involved in executing these marketing programs including (i) order processing (including the handling of mail, telephone calls, facsimiles and e-mail received from consumers), (ii) fulfillment (including the delivery of product premiums and samples as well as rebate checks to consumers), (iii) data gathering, analysis and reporting, and (iv) related customer service (including receiving and responding to customer inquiries).

2        SIGNIFICANT RISKS AND UNCERTAINTIES

The Company is subject to a variety of risks and uncertainties during the normal course of its business including, but not limited to, a high degree of customer concentration, the needs, marketing decisions and marketing budgets of its clients, high levels of competition in a fragmented market, vulnerability to economic downturns, ability to keep pace with changes in information technology, availability of qualified labor resources, reliability of service provided by various local and long distance telephone companies, dependence on the services of the United States Postal Service (USPS) and, to a lesser degree, the services of private delivery services at cost-effective levels.

When the Company agrees to fund rebate payments with its own working capital, its contractual arrangements with its clients generally provide that the Company is entitled to retain amounts paid to it by clients relating to rebate checks that are never cashed. Each period, the Company estimates the percentage of rebate checks issued that are not expected to be cashed, based upon historical experience. For the years ended December 31, 2000, 1999 and 1998, the portions of revenue recognized by the Company as slippage were $7,169, $8,505 and $4,905, respectively. In those situations where the Company has not been asked to use its working capital to fund rebate programs, the Company generally does not discount its service fees in order to offset the lack of slippage to be retained by the Company.

The escheat laws of various states provide that under certain circumstances holders of unclaimed property (possibly including, under certain interpretations of such laws, slippage) must surrender that property to the state in question. The Company believes that, because Holdings and YAC are Minnesota corporations with their principal operations and principal places of business located in Minnesota, the escheat laws of the State of Minnesota would govern the right of the Company to retain slippage amounts, except that Oklahoma escheat laws may govern the Company's right to retain slippage amounts with respect to operations conducted from the Company's Oklahoma facility. The Company also believes that under current Minnesota and Oklahoma escheat laws, it is entitled to retain slippage amounts in those transactions where the Company funds its client's rebate program from its own working capital rather than surrendering such amounts to the State of Minnesota or the State of Oklahoma. There can be no assurance, however, that the Minnesota or Oklahoma escheat laws will not change or that the Company's interpretation of the Minnesota or Oklahoma escheat laws would prevail in any action by the State of Minnesota or the State of Oklahoma to require the surrender of slippage to either of such states. There also can be no assurance that another state will not prevail in an action under its escheat laws to require the Company to surrender slippage amounts to that state, whether unclaimed by residents of such state or otherwise.

                                      VIII

The Company will rely mainly on internally generated funds, and to the extent necessary, borrowings under the Credit Facility (see Note 9), to meet its liquidity needs. The Company also expects to utilize operating leases to finance its needs for facilities and certain equipment. The Company's ability to pay principal and interest on the Notes (see Note 9) and to satisfy its other debt obligations will depend upon its future operating performance, which performance will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond the control of the Company. The Company's ability to pay principal and interest on the Notes and to satisfy its other debt obligations will also depend upon the future availability of revolving credit borrowings under the Credit Facility or any successor facility. Such availability is or may depend on, among other things, the Company meeting certain specified borrowing base prerequisites. The Company expects that, based on current and expected levels of operations, its operating cash flow, together with borrowings under the Credit Facility, should be sufficient to meet its operating expenses, to make necessary capital expenditures and to service its debt requirements as they become due. If the Company is unable to service its indebtedness, it will be forced to take actions such as reducing capital expenditures, selling assets, restructuring or refinancing its indebtedness, or seeking additional equity capital. There is no assurance that any of these remedies can be effected on satisfactory terms, if at all.

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

3        SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the financial statements of Holdings and its subsidiaries, all of which are wholly owned. All significant intercompany balances and transactions have been eliminated in the consolidation.

REVENUE RECOGNITION

The Company derives its revenues principally from three sources: service fees, rebate billings, and postage and freight billings. Service fee revenues are recognized as CIP services are rendered. The Company invoices clients at the time of shipment for the gross amount of rebate checks issued by the Company. For the years ended December 31, 2000, 1999 and 1998, approximately 30 percent, 34 percent and 45 percent, respectively, represented the aggregate dollar amount of checks issued under rebate programs. The Company has entered into contractual arrangements with its clients providing that the Company would fund from the Company's own working capital the payment of rebates offered by the clients. The Company, in turn, invoices its clients for the full amount of those rebate checks that the Company issues to consumers. The Company realizes a margin on such rebate revenues because when the Company agrees to fund rebate programs with its own working capital, its contractual arrangements with its clients generally provide that the Company is entitled to retain amounts paid to it by clients relating to rebate checks that are never cashed (referred to in the industry as slippage). Each period, the Company estimates that percentage of rebate checks issued that are not expected to be cashed, based upon historical experience.

The Company recognizes as revenue, at the time of shipment, the amount billed to clients for shipping merchandise premiums and samples and for mailing rebate checks. Such billings are generally based upon standard rates which approximate those that would be charged to such clients by the USPS or other delivery services. The Company realizes a margin on postage and freight billings because it pays lower rates to the delivery services reflecting (i) discounts available to the Company for performing various sorting and other tasks, and (ii) the high volume of mail and other shipments sent by the Company for all of its clients in the aggregate.

                                       IX

The Company had historically presented all billed amounts that were priced to include a margin element in revenue. This revenue included the full value of rebate payments funded with the Company's working capital and the amount billed to clients for shipping merchandise and mailing checks. During 1999, the Company revised its presentation of revenue to represent (i) service fees for rendering CIP services, (ii) the margin obtained from using working capital to fund client rebate checks, and (iii) the margin realized on postage and freight billings as a result of discounts and presorting or other postal cost reduction techniques which are available to the Company due to the large volume of mail and other shipment processed by the Company for all of its clients in the aggregate.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist primarily of highly liquid investments with original maturities of three months or less and are stated at cost, which approximates fair market value.

SUPPLIES INVENTORY

Inventory is stated at the lower of first-in, first-out cost or market.

DEPRECIATION

Property, plant and equipment are stated at cost less accumulated depreciation; additions are recorded at cost. The cost of minor repairs and maintenance is charged to expense as incurred. Depreciation of property, plant and equipment is computed on a straight-line basis over the following estimated useful lives:

                                                                  Years
                                                                  -----

     Land improvements                                             5-15
     Buildings and improvements                                    5-31
     Machinery and equipment                                       3-7
     Office furniture and fixtures                                 5
     Electronic equipment and software                             3-5


As of December 31, 2000, buildings and improvements include an office facility held for sale with a net book value of $304,000. The Company continues to evaluate the carrying value of the facility and as of December 31, 2000, no further impairment has been recognized.

LONG-LIVED ASSETS

The Company periodically evaluates whether events and circumstances have occurred that may affect the realizable nature of goodwill and other long-lived assets. If such events or circumstances were to indicate that the carrying amount of these assets would not be recoverable, an impairment loss would be recognized.

During the fourth quarter of 2000, goodwill and other long-lived assets were adjusted in conjunction with the decision to exit the SourceOne business as discussed in Note 5. No further impairment has been recognized for the year ended December 31, 2000.

DEFERRED FINANCING COSTS

Deferred financing costs consist of debt issuance costs and are being amortized over the term of the underlying debt instruments.

NONCLEARED REBATE ITEMS

Noncleared rebate items represent open and uncleared rebate checks issued on behalf of clients as of the balance sheet date, less estimated slippage.

COLLECTIONS DUE AND ADVANCES FROM CLIENTS

Collections due and advances from clients consist of (i) collections from consumers that are to be ultimately credited to clients based upon contractual agreements and (ii) advances received from certain clients.

                                       X

INCOME TAXES

Deferred income taxes are provided for differences between the financial reporting basis and tax basis of the Company's assets and liabilities at currently enacted tax rates.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Ultimate results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of the Company's long-term debt based on market quote activity as of December 31, 2000 and 1999 was $24,000 and $60,000, respectively.

RECLASSIFICATIONS

Certain amounts previously reported in the 1999 and 1998 consolidated financial statements have been reclassified to conform to the 2000 presentation. The reclassifications had no effect on previously reported net income (loss) or stockholders' deficit.

NEW ACCOUNTING PRONOUNCEMENT

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," January 1, 2001. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge criteria are met, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company has determined that the adoption of SFAS No. 133 will have no impact on the Company's financial position or results of operations.

4        ACQUISITION

On January 10, 2000, the Company, through its wholly owned subsidiary, SourceOne, purchased certain assets and assumed certain liabilities of SourceOne Worldwide, LLC for an aggregate purchase price of approximately $2,027 in cash and assumed liabilities. SourceOne is engaged in providing comprehensive business support and marketing services, including information management, fulfillment and distribution, customer service management, printing and binding services, and direct marketing. This transaction was accounted for using the purchase method of accounting. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed of $715 was recorded as goodwill. The operating results of SourceOne have been included in the consolidated financial statements of the Company since the date of acquisition.

5        ASSET IMPAIRMENT AND OTHER

SOURCEONE

During the fourth quarter of fiscal year 2000, the board of directors of the Company approved a plan to exit the SourceOne business and recorded an asset impairment and other charge of approximately $2,500. The charge consisted of noncancelable lease obligations ($790), goodwill impairment ($630), machinery and equipment write-downs ($740), severance costs ($240) and other facility closing costs ($100). Costs incurred and charged to the reserve as of December 31, 2000 amounted to $100 for lease obligations and other facility closing costs. The Company expects to complete the restructuring actions by the end of the second quarter of fiscal year 2001.


                                       XI

WORKFORCE REDUCTION

During the fourth quarter of fiscal year 2000, the Company approved a plan to reduce its workforce by 20 employees, including direct labor positions and administrative positions. The reduction was to achieve an appropriate level of support personnel relative to remaining operations and future business requirements. The Company recorded charges of $1,100 for severance costs related to the workforce reductions. No amounts have been paid out related to these charges as of December 31, 2000. The Company expects to complete all severance payments by the end of 2001, except for two severance agreements through 2002.

INTERACTIVE VOICE RECORDING LEASES

During the first quarter of 1998, the Company entered into operating leases to increase its interactive voice recording (IVR) capacity. These leases were entered into specifically to meet the estimated requirements of a new customer. Due to a variety of factors, the Company made a decision to terminate its relationship with this customer during the fourth quarter of 1998. As a result, the Company had lease obligations from which it would receive no future economic benefit. During the fourth quarter of 1998, the Company recorded a special charge of $850 to reserve for these future obligations. This amount is stated separately in asset impairment and other in the accompanying consolidated statement of operations. The full amount of these lease obligations costs have been paid.

6        CAPITAL STOCK AND STOCKHOLDERS' AGREEMENTS

The common stock consists of three classes: Class A common stock, Class B common stock and Class C common stock. Except as set forth below, the rights of the three classes of common stock are the same. Under most circumstances, only the Class A common stock has voting rights. However, the affirmative vote of a majority of the total number of shares of Class B or Class C common stock, as applicable, is required for the issuance or sale of additional shares of Class B or Class C common stock, respectively; the reclassification, cancellation or retirement of the Class B or Class C common stock, respectively; or any amendment, waiver or corporate transaction that adversely affects the Class B or Class C common stock, respectively. In addition, each share of Class B common stock will be entitled to vote with the Class A common stock, voting together as a single class, on all matters to be voted on by Holdings' shareholders (except as otherwise required by applicable law) following the occurrence of any of the following events: (i) Charles D. Weil shall cease to be employed by the Company for any reason; (ii) Holdings shall not have completed a public offering of its common stock meeting certain requirements by November 25, 1997; (iii) the Company or the selling stockholders shall default on any of the material terms;
(iv) any representation or warranty made by Holdings or the selling stockholders shall prove to have been materially false; or (v) an Approved Sale (as defined below) has been proposed to the board of directors of Holdings (the Board of Directors) and such a sale is not approved, for whatever reason, by the Board of Directors within three days of such proposal.

Regulated Holders (as defined in Holdings' Articles of Incorporation) who hold shares of Class A common stock may convert such shares into shares of Class B or Class C common stock at any time. Regulated Holders who hold shares of Class B or Class C common stock may convert such shares into shares of Class A common stock at any time such conversion is permitted under law.

The Company and its stockholders entered into a stockholders' agreement (the Stockholders' Agreement) which contains certain restrictions with respect to the transferability of Holdings' capital stock and contains a grant by Holdings to the stockholders of preemptive rights to subscribe for future issuances of its capital stock and securities convertible or exercisable for capital stock, subject to certain exceptions. The Stockholders' Agreement also includes provisions regarding designation of members of the Board of Directors and other voting arrangements. The Stockholders' Agreement will terminate upon the earlier of the completion of an Approved Sale (as defined in the Stockholders' Agreement) or a public offering of Holdings common stock, meeting certain requirements.

Each of the management stockholders acquired their shares of Class A common stock pursuant to a stock subscription and repurchase agreement. Each of the stock agreements provides that upon the occurrence of certain events including the death, retirement, permanent disability, resignation for good reason (such as retirement) or termination without cause of the management stockholder, such individual (or his successors) will have the right (within a specified period of time) to cause Holdings to repurchase his stock.

The repurchase price to be paid by Holdings for any employee stock repurchased pursuant to the stock agreements will, in most situations, be the fair market value for such shares (to be determined by the Board of Directors if the shares are not then traded publicly, provided that an individual may request an appraisal of the repurchased shares if he or she disagrees with the valuation placed on such shares by the Board of Directors). Certain employee stock agreements require the management stockholder to enter into a noncompetition agreement with Holdings or receive the lesser of the fair market value or the original purchase price for the employee stock to be purchased.

                                      XII

The Class A common stock held by management is recorded as redeemable Class A common stock (Redeemable Stock) on the accompanying consolidated balance sheets. The estimated required redemption price of the Redeemable Stock was approximately $0, $51 and $0 at December 31, 2000, 1999 and 1998, respectively based on the current market. Future increases in the carrying value of shares subject to redemption rights will be reported as compensation expense in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees."

Holdings and its senior stockholders have entered into an equity registration rights agreement (the Equity Registration Rights Agreement). The Equity Registration Rights Agreement grants the stockholders that are party thereto demand and incidental registration rights with respect to shares of capital stock held by them, which rights will be exercisable at any time after an initial public offering of Holdings' common stock. In addition, Deutsche Bank Capital Partners, Inc. (DBCP) may cause Holdings to conduct an initial public offering at any time following November 25, 2003. The Equity Registration Rights Agreement contains customary terms and provisions with respect to the registration rights contained therein.

Certain stockholders of Holdings (including Mr. Ecklund and Mr. Weil) have entered into an amended and restated Equity Registration Rights Agreement that grants Mr. Ecklund new demand registration rights commencing after November 25, 2002 and grants Mr. Weil new demand registration rights if a termination event occurs with respect to Mr. Weil. Under the amended and restated Equity Registration Rights Agreement, if Mr. Ecklund or Mr. Weil exercises his demand right with respect to all of his shares of common stock, and any underwriter selected by Mr. Ecklund or Mr. Weil, as the case may be, advises Holdings that such underwriter cannot sell all such shares in such offering because such offering would not be large enough, then Mr. Ecklund and Mr. Weil, as applicable, shall each have the right to require Holdings to sell in such offering newly issued shares of common stock representing up to 30 percent of its shares in any underwritten offering, as the case may be. In addition, if any underwriter advises Holdings that an offering of all of Mr. Ecklund's or Mr. Weil's shares, as the case may be, in addition to any other shares that are proposed to be registered under such registration statement (including shares to be offered and sold by Holdings), can not be consummated given the then current market conditions, then Mr. Ecklund's shares would be entitled to be sold before any shares sold by Holdings or by any other shareholder (including Mr. Weil), and Mr. Weil's shares would be entitled to be sold before any shares sold by Holdings or by any other shareholder (other than Mr. Ecklund). If Mr. Ecklund or Mr. Weil exercises a demand registration right at any time, certain shareholders of Holdings would have the right to purchase Mr. Ecklund's and/or Mr. Weil's shares, as the case may be, for their fair market value. As amended and restated, neither Mr. Ecklund nor Mr. Weil will have any put rights with respect to shares of Holdings held by them.

7        INCOME TAXES

The income tax provision (benefit) for the years ended December 31 consisted of the following:

                                                       2000     1999     1998
                                                     -------    ----   -------
        Current                                      $    34    $  7   $    10
        Deferred                                      (2,503)    870    (3,752)
                                                     -------    ----   -------
                                                     $(2,469)   $877   $(3,742)
                                                     =======    ====   =======

                                      XIII

As of December 31, the tax effects of temporary differences which give rise to a significant portion of deferred tax assets (liabilities) are as follows:


                                                               2000       1999
                                                             -------   -------
        Slippage                                             $(3,438)  $(3,373)
        Net operating losses                                   6,398     4,958
        Restructuring reserve                                    261        --
        Bad-debt reserve                                         321        --
        Severance                                                338        --
        Accelerated depreciation                                 427      (145)
        Lease obligation write-off                                --       144
        Self-insurance reserves                                  226       229
        Other                                                    436       652
                                                             -------   -------
                                                             $ 4,969   $ 2,465
                                                             =======   =======


The Company's current period tax net operating loss will be available to offset future tax liabilities through 2018. The Company has determined that it is more likely than not that these attributes will be able to be utilized in their carry forward periods through future taxable income.

A reconciliation of income taxes computed at the statutory rates to the reported income tax provision (benefit) for the years ended December 31 is as follows:


                                                        2000     1999     1998
                                                      -------    ----   -------
        Taxes at federal statutory rates              $(2,239)   $806   $(3,439)
        State taxes, net of federal benefit              (191)     76      (336)
        Other                                             (39)     (5)       33
                                                      -------    ----   -------
        Provision (benefit) for income taxes          $(2,469)   $877   $(3,742)
                                                      =======    ====   =======

8        COMMITMENTS AND CONTINGENCIES

MANAGEMENT AGREEMENT

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


                                      XIV

LEASES

The Company has operating leases for warehouse space and equipment. The approximate future minimum payments under these obligations as of December 31, 2000 are as follows:


        2001                                                         $ 4,945
        2002                                                           3,780
        2003                                                           2,245
        2004                                                           1,009
        2005                                                             605
        Thereafter                                                       566
                                                                     -------
                                                                     $13,150
                                                                     =======

Total rent expense was $7,299, $6,428 and $5,163 for the years ended December 31, 2000, 1999 and 1998, respectively.

GUARANTEES

Sweepstakes performance bonds are guaranteed for certain clients based on certain financial criteria. Holdings had guaranteed approximately $49,438 and $35,044 in performance bonds for various clients as of December 31, 2000 and 1999, respectively. The Company also obtains an indemnity agreement from these clients indemnifying the Company from obligations under the performance bonds.

LITIGATION

The Company is subject to asserted and unasserted claims encountered in the normal course of business. In the opinion of management, based on consultation with outside legal counsel, the resolution of these matters will not have a material adverse effect on the Company's financial condition or results of operations.

9        LONG-TERM DEBT

THE NOTES OFFERING

On February 23, 1998, YAC issued an $80,000 principal amount of 11 5/8 percent Series A Senior Subordinated Notes due in 2006 (the Old Notes). In September 1998, pursuant to a registration statement filed with the Securities and Exchange Commission, YAC exchanged all of the Old Notes for an equal aggregate principal amount of Series B Senior Subordinated Notes due in 2006 (the New Notes, and together with the Old Notes, the Notes) having substantially the same terms as the Old Notes. Interest on the Notes is payable semiannually in arrears on February 15 and August 15 of each year, beginning August 15, 1998. The proceeds from the issuance of the Old Notes were distributed and loaned by YAC to its parent, Holdings, and used by Holdings to repay amounts outstanding under the previous bridge facility.

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

                                       XV

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


In addition, at any time on or prior to February 15, 2001, YAC, at its option, may redeem, with the net cash proceeds of one or more equity offerings, up to 35 percent of the aggregate principal amount of the Notes at a redemption price equal to 111.625 percent of the principal amount thereof, plus accrued and unpaid interest thereon, if any, to the date of redemption, provided that at least 65 percent of the aggregate principal amount of the Notes remains outstanding immediately following such redemption. Additionally, upon a change of control, each holder of Notes will have the right to require YAC to repurchase such holder's Notes at a price equal to 101 percent of the principal amount thereof, plus accrued and unpaid interest, if any, to the repurchase date. No amounts were redeemed as of February 15, 2001.

The Notes are not subject to any sinking fund requirement. The Notes are general unsecured obligations of YAC and are subordinated in right of payment to all existing and future senior indebtedness of YAC, including indebtedness under the Credit Facility (see below).

The indenture under which the Notes were issued contains certain covenants with respect to YAC and any future subsidiaries that will restrict, among other things, the incurrence of additional indebtedness, the payment of dividends and other restricted payments, the creation of certain liens, the use of proceeds from sales of assets and subsidiary stock, and transactions with affiliates. The indenture also restricts the Company's ability to consolidate or merge with or into, or to transfer all or substantially all of its assets to, another entity. The Company was in compliance with all such covenants as of December 31, 2000.

CREDIT FACILITY

On April 7, 1998, YAC entered into a revolving credit facility (the Credit Facility) with Wells Fargo Bank, N.A. (Wells Fargo). Under the Credit Facility, borrowings are available equal to 85 percent of eligible receivables, less noncleared rebate items net of cash and cash equivalents. The Credit Facility provides a $10,000 revolving credit facility. Borrowings accrue interest at the option of the Company, at either the bank's base rate (9.5 percent at December 31, 2000) or at an interest rate equal to the London interbank rate (LIBOR) for Eurodollar deposits for one- , two- or three-month interest periods (6.6 percent, 6.5 percent and 6.4 percent, respectively, at December 31, 2000) plus
2.5 percent. The Credit Facility also provides for an unused line fee of 1/2 of 1 percent per annum on any undrawn amounts. The Credit Facility has a final maturity date of March 31, 2001, and does not require scheduled interim reductions or payments, although YAC is permitted to make optional prepayments and commitment reductions. The Credit Facility is secured by a first priority security interest in the accounts receivable and related general intangibles of YAC.

The Credit Facility was amended on February 15, 2001 (the Amended Facility). The Amended Facility lowered the borrowing limit to $3,000 and extended the maturity date to June 30, 2001. Borrowings accrue interest at a rate equal to the Wells Fargo base rate plus 1/2 of 1 percent per annum (9.5 percent at December 31, 2000). The restricted covenants were revised to require minimum cumulative EBITDA levels for the first six months of 2001 and to allow capital expenditures of up to $750 and $1,500 for the quarter ending March 31, 2001 and for the six months ending June 30, 2001, respectively. The Company was in compliance with or had received waivers for all required covenants as of December 31, 2000. There were no amounts outstanding under the Credit Facility as of December 31, 2000.

10       SEGMENT REPORTING

The Company follows the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company provides consumer interactive processing services for its customers and operates as a single reportable business segment. The Company internally evaluates its business principally by revenue category; however, because of the similar economic characteristics of the operations, including the nature of services and the customer base, those operations have been aggregated following the provisions of SFAS No. 131 for segment reporting purposes.

                                      XVI

The following is a summary of the approximate composition of revenues by revenue category for the years ended December 31:

                                                   2000       1999       1998
                                                 -------    -------    -------
          CIP services                           $70,880    $71,182    $56,510
          Rebate revenues                          7,169      8,505      4,905
          Postage and freight billings             2,574      3,060      3,180
                                                 -------    -------    -------
                                                 $80,623    $82,747    $64,595
                                                 =======    =======    =======

The Company sells its services to consumer product and consumer service companies. There were no customers that represented greater than 10 percent of revenue in 2000, 1999 or 1998.

11       STOCK-BASED COMPENSATION PLAN

During 1999, the Board of Directors approved the Young America Holdings, Inc. 1999 Stock Option Plan (the Plan) to key employees. The Plan provides for the issuance of options covering up to 338,824 shares of common stock. During 2000, the Company repriced options previously granted under the Plan. The repricing triggered variable plan accounting under APB Opinion No. 25. Options granted during 2000 and 1999 become exercisable as follows: 50 percent on date of grant, 25 percent on November 25, 2000 and the remaining 25 percent vest on November 25, 2001. Options generally expire 10 years from the effective date of the Plan or at an earlier date determined by the Board of Directors.

Information regarding the Plan is as follows (shares in thousands):

                                                                                           Weighted
                                                                             Weighted      average
                                                                             average      fair value    Exercisable
                                                                             exercise     of options     at end of
                                                 Shares    Exercise price     price        granted         year
                                                --------   --------------    --------     ----------    -----------
Outstanding, December 31, 1998                        --    $         --     $   --        $   --             --

   Granted                                       313,500     21.76-65.29      37.59
   Forfeited                                     (33,000)    21.76-65.29      37.59
                                                --------    ------------     ------        ------         -------
Outstanding, December 31, 1999                   280,500     21.76-65.29      37.59         21.76         140,250
   Granted                                        54,000     19.00-65.29      23.09
   Forfeited                                    (129,000)    19.00-65.29      21.76
                                                --------    ------------     ------        ------         -------
Outstanding, December 31, 2000                   205,500    $19.00-65.29     $23.83        $19.00         154,125
                                                ========    ============     ======        ======         =======

                                      XVII

The Company accounts for the options using the intrinsic value method outlined in APB Opinion No. 25. Accordingly, and because of variable plan accounting, the Company measures compensation cost as the difference between the exercise price of the options and the fair value of the options at the end of each period, and recognizes compensation expense to provide for such difference. During 2000, the Company did not recognize compensation expense in connection with the stock options. Had compensation expense for the Plan been determined under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's pro forma net income would have been as follows:

                                                               2000       1999
                                                              -------    ------
Net income (loss):
   As reported                                                $(4,116)   $1,492
                                                              =======    ======
   Pro forma                                                  $(4,116)   $1,328
                                                              =======    ======
Weighted average fair value per share of options granted      $    --    $ 1.50
                                                              =======    ======

To determine compensation cost under the fair value method, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. Principal assumptions used in applying the Black-Scholes option pricing model were as follows:

                                                               2000      1999
                                                              -----      -----

Risk-free interest rate                                       6.05%      4.98%
Expected volatility                                             --         --
Expected life in years                                           3          3


                                     XVIII

SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

                                                    BALANCE AT         CHARGES TO COSTS                       BALANCE AT END
                                                 BEGINNING OF YEAR       AND EXPENSES         DEDUCTIONS          OF YEAR
                                                 -----------------     ----------------       ----------      --------------
FOR THE YEAR ENDED DECEMBER 31, 2000
   Allowance for doubtful accounts.......              $ 69               $   241               $ (148)           $   162
   Asset impairment and other reserves...              $  -               $ 2,218               $ (100)           $ 2,118
FOR THE YEAR ENDED DECEMBER 31, 1999
   Allowance for doubtful accounts.......              $ 47               $    24               $   (2)           $    69
   Asset impairment and other reserves...              $  -               $     -               $    -            $     -
FOR THE YEAR ENDED DECEMBER 31, 1998
   Allowance for doubtful accounts.......              $ 45               $    13               $  (11)           $    47
   Asset impairment and other reserves...              $  -               $   850               $  850            $     -


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers and directors of YAC and Holdings are as follows:


            NAME                                                   AGE             POSITION(S)
            ----                                                   ---       ----------------------------------
            Glenn McKenzie..............................            48       Chairman of the Board of Directors
            Roger D. Andersen...........................            47       President, Chief Financial Officer
                                                                             and Director
            J. David Basto..............................            28       Director
            Jay F. Ecklund..............................            64       Director
            J. Mark A. MacDonald........................            44       Director
            Mary Beth Fong..............................            43       Secretary and Treasurer


     GLENN MCKENZIE has been a director of YAC and Holdings since November 1999. Mr. McKenzie founded Alpha Investments, Inc. in 1991, and has been a consultant for DBCP since September 1999. Prior to such time, Mr. McKenzie was an operating affiliate with McCown De Leeuw and Company, a large venture capital firm. Prior to founding Alpha Investments, Mr. McKenzie was a founding general partner of HMA Investments, Inc., a private investment firm focused on middle market management buyouts. Mr. McKenzie is also a director of Fibermark Inc. and Thermatru Corporation. Mr. McKenzie has a B.A. degree and an MBA degree from the University of North Carolina.

     ROGER D. ANDERSEN joined us in November 1998 as Vice President of Finance, Chief Financial Officer, Treasurer and Secretary of each of YAC and Holdings. He was appointed President in December 2000 and resigned his positions as Secretary and Treasurer of YAC and Holdings in February 2001. He was previously Senior Vice President and CFO of Pepsi-Cola General Bottlers in Chicago from 1996 to 1998. He also held similar positions with Rollerblade, Inc. from 1992 to 1996, and the International Division of Tonka Corporation from 1989 to 1991. In addition, Mr. Andersen held various management positions with PepsiCo, Inc., including several international assignments in Asia and Latin America. Mr. Andersen holds a B.A. degree from Wheaton College and an MBA from Oregon State University.

     J. DAVID BASTO has been a director of YAC and Holdings since November 1999. Mr. Basto, an Associate at DBCP, joined BT Capital Partners, Inc. (DBCP's predecessor) in August 1998. Prior to joining DBCP, Mr. Basto was an associate at Juno Partners, a private investment and advisory firm, from 1997 to 1998. Mr. Basto was a senior analyst in the mergers and acquisitions group of Tucker Anthony's investment banking department from 1994 to 1997. Mr. Basto holds a B.A. degree from the University of Virginia.

     JAY F. ECKLUND was Chairman and Chief Executive Officer of the Company from 1975 until the consummation of the recapitalization in November 1997. Mr. Ecklund is a private investor and has been a director of YAC and Holdings since 1975. In connection with the Recapitalization, Mr. Ecklund is entitled to continue as a director of Holdings in accordance with the terms of the Stockholders' Agreement. Mr. Ecklund is also a director of Young America.

     J. MARK A. MACDONALD has been a director of YAC and Holdings since November 1997. Mr. MacDonald has been a Director/Portfolio Manager with the Merchant Banking Group of OTPPB since 1995. From 1991 to 1995, Mr. MacDonald was a partner with Enterprise Management Group/Premier Capital where he provided investment management, corporate development, restructuring and financial and fiscal advisory services to corporate and other clients. Mr. MacDonald also serves on the boards of directors of TCT Logistics, Inc., Trimac Corporation, and Q/Media Services Corporation. Mr. MacDonald holds an HBA from Queen's University, Canada and an MBA from York University, Canada.

     MARY BETH FONG was appointed Secretary and Treasurer of both YAC and Holdings in February 2001. Ms. Fong joined YAC in August of 2000 as Director of Finance and Treasury. Prior to joining Young America, Ms. Fong was a Director of Finance for the Pillsbury Company in Minneapolis from 1992 to 2000 supporting the Operations and Green Giant divisions. Prior to 1992, Ms. Fong held various financial management positions with the Heinz U.S.A. affiliate of the H. J. Heinz company in Pittsburgh. She has a B.A. degree from Dickinson College and an MBA from the University of Pittsburgh.

     All of the outstanding capital stock of YAC is owned by Holdings. Accordingly, each director on the board of directors of Young America is nominated and elected by Holdings. Currently Messrs. McKenzie, Andersen, Basto, Ecklund, and MacDonald serve as directors of YAC.

     The members of Holdings' Board of Directors are nominated pursuant to the terms of a stockholders' agreement executed in connection with the Recapitalization. Under the stockholders' agreement, DBCP is entitled to designate two directors to Holdings' Board of Directors, each of OTPPB and Jay
F. Ecklund is entitled to designate one director, and Holdings' chief executive officer serves as a director. In addition, DBCP and OTPPB are entitled to designate jointly up to three independent directors to the Board of Directors.

COMMITTEES OF THE BOARD OF DIRECTORS

     The stockholders' agreement provides for the creation of a three-person executive committee of Holdings' Board of Directors. Under the terms of the stockholders' agreement, the executive committee is to include the Chief Executive Officer of Holdings, one director appointed by DBCP and one director appointed by OTPPB. Currently Messrs. McKenzie, Andersen, and MacDonald serve on the executive committee. In addition, the Board of Directors has a compensation committee that determines compensation for executive officers of the Company and that will administer any stock option plan adopted by Holdings. Currently Messrs. McKenzie and MacDonald serve on the compensation committee. The Board of Directors also has an audit committee that reviews the scope and results of audits and internal accounting controls and all other tasks performed by the independent public accountants of the Company. The audit committee consists of Messrs. Andersen, Basto and MacDonald.


COMPENSATION OF DIRECTORS

     The Company may compensate directors for services provided in their capacity as directors in addition to reimbursing all out-of-pocket expenses incurred by directors in connection with travel and other costs associated with attending meetings of the Board and any committees thereof. No compensation was made to directors in 2000.

ITEM 11.   EXECUTIVE COMPENSATION

     The following table sets forth the compensation for the years ended December 31, 2000, 1999, and 1998 for the Company's Chief Executive Officer and the Company's Vice President of Finance and Chief Financial Officer (the "Named Executive Officers"). No other person serving as an executive officer of the Company at December 31, 2000 received in excess of $100,000 in total compensation in 2000.

                           SUMMARY COMPENSATION TABLE

                                                                                        LONG-TERM COMPENSATION
                                                             ANNUAL COMPENSATION      --------------------------
                                                           -----------------------     OPTIONS          LTIP          ALL OTHER
NAME AND PRINCIPAL POSITION                 FISCAL YEAR     SALARY       BONUS        GRANTED (3)    PAYOUTS (4)    COMPENSATION (5)
---------------------------                 -----------    ---------   -----------    -----------    -----------    ----------------
Charles D. Weil...........................    2000         $ 330,094         --         34,000 (3)       --            $   4,181
  President and Chief Executive Officer (1)   1999         $ 315,000    $ 244,125       34,000       $ 897,002         $   7,283
                                              1998         $ 300,000         --           --         $  34,120         $  13,973

Roger D. Andersen ........................    2000         $ 230,417         --         20,000 (3)       --            $  13,149
  President, Vice President of Finance,       1999         $ 210,000    $  81,375       20,000           --            $ 135,557
  Chief Financial Officer                     1998         $  18,314         --           --             --                --
  Secretary and Treasurer (2)

(1) Mr. Weil resigned his position as President and Chief Executive Officer of the Company effective as of December 1, 2000.

(2) Mr. Andersen's compensation for 1998 reflects compensation from the date of his hire in November 1998 through the end of the year. On an annualized basis, Mr. Andersen's compensation in 1998 would have been $210,000. Mr. Andersen replaced Charles D. Weil as President of Young America Corporation effective December 1, 2000.

(3) The options granted during 1999 were repriced under the 2000 Stock Option Plan.

(4) LTIP payments include payments made to Mr. Weil upon release of funds from an escrow account related to the Recapitalization in accordance with the terms of Mr. Weil's employment agreement with the Company that was in effect prior to the Recapitalization.

(5) Other compensation includes a $20,000 signing bonus and $109,855 of relocation expense reimbursement and tax gross-up paid to Mr. Andersen in 1999. The remainder of the amounts listed as other compensation consists of contributions to defined contribution plans and payments related to taxable insurance benefits paid on behalf of Mr. Weil and Mr. Andersen.

STOCK OPTIONS

     The following table sets forth information regarding options to acquire nonvoting Class C Common Stock of Holdings granted during 2000 by Holdings to the Named Executive Officers under the 2000 Stock Option Plan. The Class C Common Stock is convertible into Class A Common Stock under certain circumstances. The options granted under the 1999 Stock Option Plan were repriced under the 2000 Stock Option Plan in November 2000. The hypothetical present values of stock options granted in 2000 are calculated under a Black-Scholes model, a mathematical formula used to value options. The actual amount, if any, realized upon the exercise of stock options will depend upon the amount by which the market price of Holdings' Class C Common Stock on the date of exercise exceeds the exercise price. At March 15, 2001, the exercise price of the stock options exceeds the market value of the stock. Consequently, the grant date present value of the options is zero.


                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                Individual Grants


                                         Number of          % of Total
                                        Securities         Options/SARs     Exercise
                                        Underlying          Granted to       or Base                          Grant Date
                                       Options/SARs        Employees in       Price                         Present Value $
Name                                    Granted(1)         Fiscal Year       ($/Sh)      Expiration Date          (4)
-----------------------------------------------------------------------------------------------------------------------------
Charles  D. Weil                        34,000 (2)             8.1%          $19.00        03/31/2009             $0

Roger D. Andersen                       20,000 (3)             4.8%          $19.00        03/31/2009             $0


1. These options represent options that were initially granted in 1999 under the 1999 Stock Option Plan and were repriced in November 2000 under the 2000 Stock Option Plan.

2. Of the total 34,000 options granted in 2000, all expired 30 days after Mr. Weil's resignation.

3. Of the total 20,000 options granted, 15,000 are currently exercisable and 5,000 become exercisable on November 25, 2001.

4. The Black-Scholes model used to calculate the hypothetical values of options for the Class C Common Stock at the date of grant considers a number of factors to estimate the option's present value. These factors include: (i) the stock's volatility prior to the grant date; (ii) the exercise period of the option; (iii) interest rates; and (iv) the stock's expected divided yield. The assumptions used in the valuation of the options for the Class C Common Stock were: (a) stock price volatility of 0%; (b) exercise period of 3 years; (c) interest rate of 6.05% (based on the risk-free interest rate on U.S. Treasury Strips (stripped of coupon interest) on the date of grant, assuming the same term to maturity); and
     (d) dividend yield of 0%.


     The following table sets forth information regarding the exercise and value of stock options held by the Named Executive Officers.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES


                                                                           Number of       Value of
                                                                          Securities      Unexercised
                                                                          Underlying     In-the-Money
                                                                          Unexercised    Options/SARs
                                                                         Options/SARs      at FY-End
                                                                           at FY-End        ($)(2)

                                 Shares Acquired on    Value Realized    Exercisable/    Exercisable/
Name                                Exercise (#)             ($)        Unexercisable   Unexercisable
-------------------------------------------------------------------------------------------------------

Charles D. Weil                           0                   0               0 (1)            --
Roger D. Andersen                         0                   0          15,000/5,000          --

1. Of the total 34,000 options granted in 2000, all expired 30 days after Mr. Weil's resignation.

2. On December 31, 2000, the per share exercise price exceeded the fair market value of the Company's Class C common stock (based on the valuation formula used by the Company in valuing the Class A Redeemable Common Stock).

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         No current or past members of the compensation committee had reportable transactions with the company in 2000. No executive officers of YAC served on the compensation committees of other public companies during 2000. No executive officers were directors of other public companies with executive officers serving on YAC's compensation committee.

EMPLOYMENT AGREEMENTS

Charles D. Weil

     On November 24, 1997, the Company and Mr. Weil entered into an employment agreement pursuant to which Mr. Weil agreed to serve as the President and Chief Executive Officer of each of YAC and Holdings. The initial term of Mr. Weil's employment agreement was three years, with automatic renewal for additional one year periods unless either party were to give 60 days' notice of intent not to renew. Base compensation under Mr. Weil's employment agreement was $300,000 per year and such amount increased at a minimum of 5% each calendar year beginning January 1, 1999. Under the agreement, if the Company terminated Mr. Weil's employment without cause or Mr. Weil terminated his employment for good reason, he would be entitled to receive (i) his base salary for an 18 month period following the effective date of termination and (ii) a pro-rated portion of his annual incentive bonus under the Company's Annual Management Incentive Plan as of the date of termination. No annual incentive bonus was payable to Mr. Weil under the Annual Management Incentive Plan based on the Company's operating results in 2000. Mr. Weil resigned as President and Chief Executive officer of the Company on December 1, 2000. Under the terms as agreed by the Board of Directors, Mr. Weil will receive an aggregate of approximately $495,000 as severance in addition to benefits continuation and without giving effect to withholding taxes.

Roger D. Andersen

     Effective December 2, 1998, the Company and Mr. Andersen entered into an employment agreement pursuant to which Mr. Andersen agreed to serve as Chief Financial Officer of YAC. The employment agreement had an initial term of 12 months, subject to automatic renewals on each anniversary date thereafter, if not canceled by either party. Base compensation under the employment agreement is $210,000 per year, and such amount will increase at a minimum of 3% per year on the anniversary date of such agreement. In December 2000, the Board of Directors appointed Mr. Andersen to the position of President of YAC. In connection with Mr. Andersen's becoming President, the Board has approved an increase in his base compensation to $275,000. Mr. Andersen is eligible to participate in the Company's Annual Management Incentive Plan, Profit Sharing Plan and Employee Stock Option Plan. No incentive payments were made to Mr. Andersen in 2000. The foregoing amounts are included in the amounts shown for Mr. Andersen in the summary compensation table. If the Company terminates Mr. Andersen without cause, he is entitled to receive his base salary for 18 months and an additional lump sum severance payment up to an amount of $210,000 based on the performance of the Company and Mr. Andersen's years of service with the Company.

EMPLOYEE STOCK OPTION PLAN

     In March 1999, Holdings adopted an employee stock option plan (the "1999 Stock Option Plan") that authorized the issuance of options to purchase shares of non-voting Class C Common Stock of Holdings. Pursuant to the 1999 Stock Option Plan, the Compensation Committee was authorized to grant 338,824 options to purchase Class C Common Stock, representing 15% of the fully-diluted Common Stock of Holdings, to employees of the Company. The 1999 Stock Option Plan is a time vesting plan with 25% of the options vesting on the date of grant and an additional 25% vesting on each anniversary of the date of grant for the next three years. The options granted under the 1999 Stock Option Plan are not intended to qualify as "incentive stock options" under the provisions of Section 422 of the Internal Revenue Code of 1986, as amended.

     In November 2000, Holdings adopted an employee stock option plan (the "2000 Stock Option Plan") that authorizes the issuance of options to purchase shares of non-voting Class C Common Stock of Holdings. Pursuant to the 2000 Stock Option Plan, the Compensation Committee is authorized to grant 338,824 options to purchase Class C Common Stock, representing 15% of the fully diluted Common Stock of Holdings, to employees of the Company. The Stock Option Plan is a time vesting plan with 50% of the options vesting on the date of grant and an additional 25% vesting on November 25,2000 and an additional 25% vesting on November 25,2001. Options granted under this Plan are not intended to qualify as "incentive stock options" under the provisions of Section 422 of the Internal Revenue Code of 1986, as amended. The administration of the 2000 Stock Option Plan, the selection of participants and the form and the amounts of the grants are within the sole discretion of the Compensation Committee.

     In November 2000, Holdings offered to grant stock options from the 2000 Stock Option Plan to holders of options from the March 1999 Stock Option Plan at a lower exercise price in exchange for release of the options from the March 1999 Stock Option Plan. Three employees elected to retain options from the 1999 Stock Option Plan.

ANNUAL MANAGEMENT INCENTIVE PLAN

     The Company has implemented an annual bonus plan (the "Annual Management Incentive Plan") for certain employees (including, in 2000, Messrs. Weil and Andersen) pursuant to which eligible members of management will each be entitled to receive predetermined percentages of their base salaries if the Company's EBITDA (as defined in the Annual Management Incentive Plan) exceeds certain targets, or in the case of certain eligible employees, if the satisfaction of certain personal performance targets are achieved. The terms of the Annual Management Incentive Plan utilized during any year and the eligible employees under each plan are within the sole discretion of the Compensation Committee of the Board of Directors. No payments were made under the plan in respect of the year 2000. The 2000 Stock Option Plan provides that from the time of its passage, no new awards may be granted under the 1999 Stock Option Plan.

EMPLOYEE 401(k)/PROFIT-SHARING PLAN

     The Company sponsors a qualified 401(k)/profit-sharing plan under which eligible employees (as defined in the plan document) are entitled to share in a bonus pool (with each eligible employee sharing in the pool pro-rata based upon such employee's base salary) if the Company's EBITDA exceeds a predetermined target level established annually by the Compensation Committee of the Board of Directors. No payments were made under the plan in respect of the year 2000.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

1997 RECAPITALIZATION

     Prior to November 25, 1997, all of the capital stock of Holdings was owned by Mr. Ecklund and certain trusts for the benefit of members of his family. On November 25, 1997, Holdings effected the Recapitalization pursuant to which an investor group, comprised of DBCP, OTPPB, and members of management, purchased newly issued shares of common stock of Holdings. Substantially all of the business and assets of Holdings were transferred to YAC. For additional information with respect to the Recapitalization, see Item 1 of this Annual Report on Form 10-K and Note 6 of Notes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

     Subsequent to the Recapitalization, Holdings refinanced the indebtedness under the Bridge Facility through the issuance by YAC in a private placement of $80 million principal amount of 11 5/8 % Series A Senior Subordinated Notes due 2006 (the "Old Notes"). The Old Notes were subsequently exchanged for a like aggregate principal amount of YAC's 11 5/8% Series B Senior Subordinated Notes due 2006 (the "New Notes") registered under the Securities Act of 1933. The Old Notes were, and the New Notes are, guaranteed in a senior subordinated basis by Holdings.

     As of March 15,2001, all of the outstanding capital stock of YAC is owned by Holdings. The following table sets forth certain information regarding the beneficial ownership of the Class A Common Stock of Holdings as of March 15, 2001 by (i) each person known by Holdings to own beneficially more than 5% of the outstanding shares of Class A Common Stock, (ii) each person who is a director of Holdings or YAC, (iii) each Named Executive Officer and (iv) all directors and executive officers of Holdings and YAC as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.


                                                                                                                   PERCENTAGE OF
                                                                                       NUMBER OF SHARES OF     OWNERSHIP OF CLASS A
NAME AND ADDRESS                                                                     CLASS A COMMON STOCK(1)       COMMON STOCK
----------------                                                                    ------------------------   --------------------
DB Capital Partners, Inc.(2).................................................              1,029,445(3)               60.1%
Ontario Teachers' Pension Plan Board(2)......................................                382,273(4)               30.0
Charles D. Weil(2)...........................................................                156,221                  12.3
Jay F. Ecklund(2)............................................................                134,400                  10.6
Glenn McKenzie(2)(5).........................................................              1,029,445(3)               60.1
J. Mark A. MacDonald(2)(6)...................................................                382,273(4)               30.0
J. David Basto (2)(5)........................................................              1,029,445(3)               60.1
Roger D. Andersen (7)........................................................                 15,000                   1.2
Mary Beth Fong(7)............................................................                  4,500                     *
All directors and executive officers as a
  Group(5)(6)(8) (7 persons).................................................              1,565,618(3)(4)            90.2
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

(2) The address of DBCP, Messrs. McKenzie and Basto is 130 Liberty Street, New York, New York 10006; the address of OTPPB and Mr. MacDonald is 5650 Yonge Street, North York, Ontario Canada M2M 4H5; the address of Messrs. Andersen and Ms. Fong is 18671 Lake Drive East, Chanhassen, Minnesota 55317; the address of Mr. Weil is 2650 Maplewood Circle West, Woodland, Minnesota 55391, and the address of Mr. Ecklund is Pier 66 Resort & Marina, 2301 Southeast 17th Street, Ft. Lauderdale, Florida 33316. DBCP is the private equity-investing arm of, and a wholly owned subsidiary of, Deutsche Bank Group. It was previously owned by Bankers Trust Corporation and operated as BT Capital Partners, Inc.

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

(4) Includes 4,000 shares of Class C Common Stock that are convertible into Class A Common Stock. If OTPPB were to convert all 172,727 of the shares of Class C Common Stock its holds into shares of Class A Common Stock, it would hold approximately 38.2% of the outstanding voting capital stock of Holdings. However, OTPPB has advised Holdings that OTPPB is prohibited by law from owning more than 30.0% of the outstanding voting capital stock of any company.

(5) Mr. McKenzie is a consultant for DBCP and Mr. Basto is an Associate of DBCP. Mr. McKenzie and Mr. Basto disclaim any beneficial ownership of the 1,029,445 shares of Holdings held by DBCP.

(6) Mr. MacDonald is a Portfolio Manager of OTPPB. Mr. MacDonald disclaims any beneficial ownership of the 382,273 shares of Holdings held by OTPPB.

(7) Consists of shares of Class C Common Stock that currently may be acquired upon exercise of options. Such shares of Class C Common Stock will be convertible into Class A Common Stock.

(8) Includes 32,250 shares of Class C Common Stock that currently may be acquired upon exercise of options. Such shares of Class C Common Stock will be convertible into Class A Common Stock.

DESCRIPTION OF CAPITAL STOCK; SBIC RESTRICTIONS ON DBCP

    Young America's capital stock consists of 1,000 shares of common stock, all of which have been issued and are outstanding and are held of record by Holdings. Holdings' Common Stock consists of three classes: Class A Common Stock, Class B Common Stock and Class C Common Stock. As of March 15, 2001, there were 1,269,377 shares of Class A Common Stock outstanding, of which 13,922 shares constitute Redeemable Class A Common Stock, 442,884 shares of Class B Common Stock outstanding, and 172,727 shares of Class C Common Stock outstanding. Except as set forth below, the rights of the three classes of Common Stock are the same. Under most circumstances, only the Class A Common Stock has voting rights. However, (i) the affirmative vote of a majority of the total number of shares of Class B Common Stock voting at a meeting at which a quorum is present, voting separately as a class, is required for the issuance or sale of additional shares of Class B Common Stock, the reclassification, cancellation or retirement of the Class B Common Stock or any amendment, waiver or corporate transaction that adversely affects the Class B Common Stock and
(ii) the affirmative vote of a majority of the total number of shares of Class C Common Stock voting at a meeting at which a quorum is present, voting separately as a class, is required for the issuance or sale of additional shares of Class C Common Stock, the reclassification, cancellation or retirement of the Class C Common Stock or any amendment, waiver or corporate transaction that adversely affects the Class C Common Stock. Regulated Holders (as defined in Holdings' Articles of Incorporation) who hold shares of Class A Common Stock may convert such shares into shares of Class B or Class C Common Stock at any time. Regulated Holders who hold shares of Class B Common Stock or Class C Common Stock may convert such shares into shares of Class A Common Stock at any time such conversion is permitted under law.

    As a licensed small business investment company (an "SBIC"), DBCP is subject to certain restrictions imposed upon SBICs by the regulations established and enforced by the United States Small Business Administration. Among these restrictions are certain limitations on the extent to which an SBIC may exercise control over companies in which it invests. As a result of these restrictions, unless certain events occur, DBCP may not own or control a majority of the outstanding voting stock of Holdings or designate 50% or more of the members of the Board of Directors. Accordingly, while DBCP owns a majority of all classes of the Common Stock of Holdings, DBCP owns less than a majority of Holdings' voting stock. Each share of Class B Common Stock (all of which is held by DBCP) is entitled to vote, at the option of DBCP, with the Class A Common Stock, voting together as a single class, on all matters to be voted on by Holdings' shareholders (except as otherwise required by applicable law) following the occurrence of any of the following events: (i) Charles D. Weil ceases to be employed by the Company for any reason; (ii) Holdings shall not have completed a public offering of its Common Stock meeting certain requirements by the fifth anniversary of the Recapitalization Date; (iii) the Company or the Selling Stockholders shall default on any of the material terms of the Recapitalization;
(iv) any representation or warranty made by Holdings or the Selling Stockholders with respect to the Recapitalization shall prove to have been materially false;
(v) an Approved Sale (as defined below) has been proposed to the Board of Directors and such sale is not approved, for whatever reason, by the Board of Directors within three days of such proposal; or (vi) other circumstances that reasonably threaten the investment of DBCP or its assignees.

STOCKHOLDERS' AGREEMENT

     In connection with consummation of the Recapitalization, Holdings, DBCP, OTPPB, Mr. Ecklund and the Management Stockholders (collectively, the "Stockholders") entered into a stockholders' agreement (the "Stockholders' Agreement"). The Stockholders' Agreement contains certain restrictions with respect to the transferability of Holdings' capital stock and contains a grant by Holdings to the Stockholders of preemptive rights to subscribe for future issuance of its capital stock and securities convertible or exercisable for capital stock, subject to certain exceptions. The Stockholders' Agreement also includes provisions regarding designation of members of the Board of Directors and other voting arrangements. The Stockholders' Agreement will terminate upon the earlier of the completion of an Approved Sale (as defined below) or a public offering of Holdings' Common Stock meeting certain requirements.

     The Stockholders' Agreement provides that Holdings' Board of Directors will consist of at least five but no more than eight directors. Under the Stockholders' Agreement, DBCP will be entitled to appoint two directors, each of OTPPB and Mr. Ecklund will be entitled to appoint one director and Holdings' Chief Executive Officer will serve as one director. Directors appointed by any party pursuant to the Stockholders' Agreement may also be removed by such party with or without cause. In addition, DBCP and OTPPB will be entitled to designate jointly up to three independent directors. The Stockholders' Agreement provides for the creation of a three-person executive committee of the Board of Directors which will include the Chief Executive Officer of Holdings, one director appointed by DBCP and one director appointed by OTPPB. The Stockholders' Agreement also provides that all committees of the Board of Directors will include at least one director appointed by DBCP and at least one director appointed by OTPPB.

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

REPURCHASE AGREEMENTS WITH RESPECT TO EMPLOYEE STOCK

     Each of the Management Stockholders acquired the shares of Class A Common Stock held by such Management Stockholder (with respect to each Management Stockholder, the "Employee Stock") pursuant to a Stock Subscription and Repurchase Agreement (collectively, the "Employee Stock Agreements") between such Management Stockholder and Holdings simultaneous with and as part of the Recapitalization. Each of the Employee Stock Agreements provides that upon the occurrence of certain events including the death, retirement, permanent disability, resignation for good reason (such as retirement) or termination without cause of the Management Stockholder (the "Termination Events"), such Management Stockholder (or his successors) will have the right (within a specified period of time) to cause Holdings to repurchase his Employee Stock. In July 1998, Holdings and Mr. Weil terminated such right granted to Mr. Weil. If a Termination Event shall occur with respect to any Management Stockholder, Holdings has a corresponding right to cause the relevant Management Stockholder to sell his Employee Stock to Holdings. In addition, Holdings has the right to cause a Management Stockholder to sell his Employee Stock to Holdings upon such Management Stockholder's termination for cause.

     The repurchase price to be paid by Holdings for any Employee Stock repurchased pursuant to the Employee Stock Agreements will in most situations be the fair market value for such shares (to be determined by the Board of Directors if Holdings' shares are not then traded publicly, provided that a Management Stockholder may request an appraisal of the repurchased shares if such Management Stockholder disagrees with the valuation placed on such shares by the Board of Directors). Certain Employee Stock Agreements require the Management Stockholder to enter into a non-competition agreement with Holdings or receive the lesser of the fair market value or the original purchase price for the Employee Stock to be repurchased. The Employee Stock Agreement with Mr. Weil provided that if Mr. Weil were terminated for cause, Holdings may repurchase his Employee Stock at the lesser of its fair market value or the original purchase price for such shares.

     As of March 15, 2001, Holdings had repurchased 34,555 shares of stock under such agreements at a total purchase price of $614,900.

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

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

BRIDGE FACILITY

     In connection with the Recapitalization, Holdings entered into a Senior Credit Agreement with Bankers Trust Company, as agent ("BTCo"), and Bankers Trust New York Corporation, as initial lender ("BTNY"), to provide the Bridge Facility. BTCo and BTNY are affiliates of DBCP. BTNY subsequently assigned a portion of the indebtedness under the Bridge Facility to other institutional investors. For arranging and providing the Bridge Facility, BTCo and BTNY received fees aggregating approximately $2.4 million. Portions of the fees were paid by BTNY to the other institutional investors to whom the indebtedness was assigned. BTNY received a proportionate share of amounts loaned by Young America to Holdings that were applied to the repayment of the Bridge Facility based on the portion of the Bridge Facility which BTNY held as of consummation of the offering of the Old Notes.

ADDITIONAL PAYMENTS RELATED TO THE RECAPITALIZATION

     In connection with the Recapitalization, Holdings is obligated to make additional payments to its former majority stockholders subject to Holdings achieving certain targets defined in the recapitalization agreement. To the extent Cumulative Excess Free Cash Flow (as defined in the recapitalization agreement) of the Company for the four-year period ending December 31, 2001 exceeds $93.0 million, Holdings is required to make an additional purchase price payment equal to 20% of such excess, subject to a maximum amount payable of $15.0 million. Under separate agreements with Mr. Weil, Mr. Stinchfield, Mr. Ferguson and the Selling Stockholders, a portion of this additional purchase price payment will be payable to such individuals. Such payments will vary depending on the Cumulative Excess Free Cash Flow of the Company for the four-year period ending December 31, 2001 (or an earlier date in the case of a sale of the Company). Any payments made to management will result in compensation charges to the Company in the period the amount becomes determinable.

MANAGEMENT AGREEMENT AND TRANSACTION EXPENSES

     In connection with the Recapitalization, Holdings, DBCP and OTPPB entered into a management agreement (the "Management Agreement") relating to certain services provided to the Company by DBCP and OTPPB. Under the Management Agreement, DBCP and OTPPB will provide the Company with, among other services, financial and strategic planning and management consulting services throughout the term of the Stockholders' Agreement. In consideration for the services provided to the Company under the Management Agreement, Holdings pays annual fees of $187,500 and $62,500 to DBCP and OTPPB, respectively. Such fees were expensed and accrued in 2000, 1999 and 1998, to date $250,000 of payments have been made under this agreement.

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

        10.1 Recapitalization Agreement dated November 25, 1997 among Holdings, Jay F. Ecklund ("Ecklund"), John F. Ecklund 1995 Irrevocable Trust, Sheldon McKenzie Ecklund 1995 Irrevocable Trust, John F. Ecklund 1997 Irrevocable Trust, Sheldon McKenzie Ecklund 1997 Irrevocable Trust, Jay F. Ecklund 1997 Irrevocable Trust (the "Ecklund Trusts") and DBCP (incorporated by reference to Exhibit 10.1 of the S-4 Registration Statement).

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

        10.12* Employment Agreement dated November 24, 1997 between Holdings and Charles D. Weil (incorporated by reference to exhibit 10.13 of the S-4 Registration Statement).

        10.13* Employment Agreement dated as of December 2, 1998 between Young America and Roger D. Andersen. (incorporated by reference to exhibit 10.16 of the Form 10-K for the period ended December 31,
                1998).

        10.14 Credit Agreement dated April 7, 1998 between Young America and Norwest Bank Minnesota, National Association (incorporated by reference to exhibit 10.18 of the S-4 Registration Statement).

        10.15 First Amendment to Credit Agreement dated November 16, 1998 between Young America and Norwest Bank Minnesota, National Association (incorporated by reference to exhibit 10.1 of the Form 10Q/A for the quarter ended September 30, 1998).

        10.16 Second Amendment to Credit Agreement dated March 12, 1999 (incorporated by reference to exhibit 10.21 of the Form 10-K for the period ended December 31, 1998).

        10.17 Senior Credit Agreement dated as of November 25, 1997 among Young America, Holdings, the Lenders named therein and Bankers Trust Company (incorporated by reference to exhibit 10.26 of the S-4 Registration Statement).

        10.18 Non-Competition Agreement dated as of November 25, 1997 among Holdings, Ecklund and the other individuals listed on the signature pages thereto (incorporated by reference to exhibit
                10.25 of the S-4 Registration Statement).

        10.19 Young America Holdings, Inc. 1999 Stock Option Plan (incorporated by reference to exhibit 10.29 of the Form 10-K for the period ended December 31, 1998).

        10.20 Third Amendment to Credit Agreement dated February 25, 2000 (incorporated by reference to exhibit 10.23 of the Form 10-K for the period ended December 31, 1999).

        10.21 Fourth Amendment to Credit Agreement dated August 21, 2000 (incorporated by reference to exhibit 10.0 of the Form 10-Q for the period ended September 30,2000).

        10.22 Wells Fargo Bank Waiver dated November 2, 2000 (incorporated by reference to exhibit 10.1 of the Form 10-Q for the period ended September 30, 2000).

        10.23*  Annual Management Incentive Plan for the year 2000.

        10.24   Fifth Amendment to Credit Agreement dated February 15, 2001.

        12.1    Statement re: computation of ratios.

        21.1 Subsidiaries of the Registrants (incorporated by reference to exhibit 21.1 of the Form 10-K for the period ended December 31,
                1999).

        23.1    Consent of Independent Public Accountants

        * Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.


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


                                    Young America Holdings, Inc.


                                    By: /s/ Roger D. Andersen
                                        ----------------------------------------
                                    Name: Roger D. Andersen
                                    Title: President and Chief Financial Officer


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the 28th day of March, 2001, by the following persons on behalf of the registrant and in the capacities indicated.

                        SIGNATURE                                                TITLE
                        ---------                                                -----


/s/  Roger D. Andersen                                   President and Chief Financial Officer
-----------------------------------                (principal executive, financial and accounting officer)
        Roger D. Andersen


/s/  Glenn McKenzie                                                Chairman of the Board
-----------------------------------
           Glenn McKenzie


/s/  Jay F. Ecklund                                                      Director
-----------------------------------
         Jay F. Ecklund


/s/  J. Mark A. MacDonald                                                Director
-----------------------------------
       J. Mark A. MacDonald


/s/   J. David Basto                                                     Director
-----------------------------------
          J. David Basto

